Form 10QSB
period 1996-03-31
AMERICAN CONSOLIDATED GROWTH CORP
filed 1996-05-15
CIK 812407

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

               Quarterly Report Under Section 13 or 14(d) of the
                         Securities Exchange Act of 1934


                        FOR QUARTER ENDING MARCH 31, 1996

                         COMMISSION FILE NUMBER: 0-16447


                    AMERICAN CONSOLIDATED GROWTH CORPORATION
                          and Wholly Owned Subsidiaries
        (Exact name of small business issuer as specified in its charter)




          DELAWARE                                          52-1508578
          --------                                          ----------
  (State of incorporation)                          ( IRS Employer ID number)



          8100 EAST ARAPAHOE ROAD, SUITE 309, ENGLEWOOD, COLORADO 80112
          -------------------------------------------------------------
          (Address of principal executive offices)           (zip code)



                                  303-220-8686
                                  ------------
                (Issuer's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the last 90 days.

                                    YES  X   NO
                                        ---

As of March 31, 1995, 7,739,181 common shares, $.10 par value per share were outstanding.

                    AMERICAN CONSOLIDATED GROWTH CORPORATION
                          AND WHOLLY OWNED SUBSIDIARIES


                                      INDEX


PART I.        FINANCIAL INFORMATION                                    PAGE #

     Item 1.   CONSOLIDATED BALANCE SHEETS                                 3
               MARCH 31, 1996 AND JUNE 30, 1995

               CONSOLIDATED STATEMENTS OF INCOME                           4
               NINE MONTHS ENDED MARCH 31, 1996 AND  1995

               CONSOLIDATED STATEMENTS OF CASH FLOWS                       5
               NINE MONTHS ENDED MARCH 31, 1996 AND 1995

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
               EQUITY ( DEFICIT)                                           6


     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                        7


PART II.       OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS                                           8

     Item 2.   CHANGES IN SECURITIES                                       8

     Item 3.   DEFAULT ON SENIOR SECURITIES                                9

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS       9

     Item 5.   OTHER INFORMATION                                           9

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                            9


PART III.      SIGNATURES                                                 10

PART 1.
ITEM 1.

                    AMERICAN CONSOLIDATED GROWTH CORPORATION
                         (and Wholly Owned Subsidiaries)

                           CONSOLIDATED BALANCE SHEET


ASSETS                                                                31-MAR-96           30-JUN-95
                                                                     -----------         -----------
                                                                     (UNAUDITED)

Current Assets
  Cash                                                                         0               4,158
  Accounts Receivables                                                   765,807           1,025,982
  Due from Related Parties                                                38,875               7,310
  Prepaid Expenses                                                         5,030              12,000
                                                                     -----------         -----------
      Total Current Assets                                           $   809,712         $ 1,049,450

Furniture and Equipment, Net                                             201,505             243,480
Investments                                                                    0             263,992
Other Assets                                                               6,357              24,018

Total Assets                                                         $ 1,017,574         $ 1,580,940
                                                                     -----------         -----------
                                                                     -----------         -----------

LIABILITIES and SHAREHOLDERS' DEFICIT

Current Liabilities
  Note Payable - Finance Company                                         519,924             715,355
  Note Payable - Officers                                                136,645                   0
  Current Portion of Common Stock Subject To Put Option                        0           1,047,227
  Current Portion of Long Term Debt                                       93,136             374,113
  Current Portion of Capital Lease Obligation                                  0               6,588
  Accounts Payable                                                       198,339             225,593
  Accrued Wages-Related Parties                                                0             446,259
  Other Accrued Expenses                                                 504,933             510,468
                                                                     -----------         -----------
      Total Current Liabilities                                      $ 1,452,977         $ 3,325,603

Long-Term Debt                                                         1,317,978              95,514
Capital Lease Obligation                                                       0              20,213
Common Stock Subject To Put Option                                             0             523,614

Stockholder's Deficit
  Series A, preferred stock, $0.10 par value;
     40,000,000 shares authorized.
     No shares issued and outstanding.
  Common Stock, $0.10 par value;
     40,000,000 shares authorized.
     7,162,520 shrs. outstanding at June 30, 1995 and
     and 7,739,181 shrs. outstanding at March 31, 1996.                  773,918             716,252
  Additional Paid-In-Capital                                          29,169,041          28,600,435
  Retained Deficit                                                  (31,696,340)        (31,700,691)

Total Liabilities and Shareholder's Deficit                          $ 1,017,574         $ 1,580,940
                                                                     -----------         -----------
                                                                     -----------         -----------

                    AMERICAN CONSOLIDATED GROWTH CORPORATION
                         (and Wholly Owned Subsidiaries)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      NINE MONTHS ENDED
                                                           MARCH 31,

                                                     1996              1995
                                                 -----------       -----------

  Revenues                                       $ 6,528,021       $ 7,798,935

  Direct Expenses                                  4,804,525         5,808,452
                                                 -----------       -----------

  Gross Margin                                   $ 1,723,496       $ 1,990,483

  Other Expenses
      General & Administration                     1,972,971         2,769,682
      Depreciation & Amortization                     39,743            53,135
      Interest                                       277,617           210,846

  LOSS FROM CONTINUING OPERATIONS                $  (566,835)      $(1,043,180)
                                                 -----------       -----------

  Investment Income/Loss                             174,029        (1,386,195)
  Other Income/Loss                                  397,157                 0

  NET INCOME (LOSS)                              $     4,351       $(2,429,375)
                                                 -----------       -----------
                                                 -----------       -----------

  Earnings (Loss) Per Share
     From Continuing Operations                       ($0.08)           ($0.17)

  Equivalent Shares                                7,530,429         6,122,500

                    AMERICAN CONSOLIDATED GROWTH CORPORATION
                         (and Wholly Owned Subsidiaries)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED
                                                                                 MARCH 31,

                                                                         1996                1995
                                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                              $     4,351         $(2,429,375)

      Adjustments To reconcile Net Income (Loss)
         to Net Cash Provided by (used in) Operating Activities
               Depreciation and Amortization                              39,743              14,523
               (Increase) Decrease in Due from Related Parties           (31,565)             (3,061)
               (Increase) Decrease in Accounts Receivables               260,175              (7,263)
               (Increase) Decrease in Prepaid Expenses                     6,970              13,198
               (Increase) Decrease in Other Assets                        19,893              46,416
               Increase (Decrease) in Accounts Payable                   (27,254)             47,889
               Increase (Decrease) in Notes Payable                      (65,374)                  0
               Increase (Decrease) in Accrued Expenses                    (5,535)                  0
               Increase(Decrease) in Accrued Wages                      (446,259)                  0
               Repayment of Long Term Debt                              (649,567)                  0
                                                                     -----------         -----------

      Net Cash Provided by (used in) Operating Activities            $  (894,422)        $(2,317,673)

CASH FLOWS FROM INVESTING ACTIVITIES                                 $   263,992         $ 2,322,805

CASH FLOWS FROM FINANCING ACTIVITIES                                 $   626,272         $         -

NET INCREASE (DECREASE) IN CASH                                      $    (4,158)        $     5,132
                                                                     -----------         -----------

CASH AT THE BEGINNING OF YEAR                                        $     4,158         $       167

CASH AT MARCH 31, 1996                                               $         -         $     5,299
                                                                     -----------         -----------


                    AMERICAN CONSOLIDATED GROWTH CORPORATION
                         (and Wholly Owned Subsidiaries)

        CONSOLIDATED STATEMENT OF CHANGES STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                        TOTAL
                                                             COMMON STOCK            ADDITIONAL      ACCUMULATED    STOCKHOLDERS'
                                                        SHARES            AMOUNT   PAID-IN-CAPITAL      DEFICIT    EQUITY(DEFICIT)
                                                        ------            ------   ---------------   -----------   ---------------
BALANCE, JUNE 30, 1995                                 7,162,520         716,252      28,600,435     (31,700,691)     (2,384,004)

COMMON STOCK ISSUE IN PAYMENT OF DEBT                     28,667           2,867          56,633                          59,500
NET LOSS                                                                                                 (35,966)        (35,966)

- --------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                            7,191,187         719,119      28,657,068     (31,736,657)     (2,360,470)

COMMON STOCK ISSUED FOR SERVICES                         112,161          11,216          39,530                          50,746
COMMON STOCK ISSUED IN PAYMENT OF DEBT                     5,750             575           1,300                           1,875
COMMON STOCK RETURNED TO TREASURY                         30,789           3,079                                           3,079
NET LOSS                                                                                                (215,538)       (215,538)

- --------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                             7,339,887         733,989      28,697,898     (31,952,195)     (2,520,308)

COMMON STOCK ISSUED FOR SERVICES                         400,000          40,000          36,000                          76,000
COMMON STOCK ISSUED IN PAYMENT OF DEBT                   600,971          60,097         435,143                         495,240
COMMON STOCK RETURNED TO TREASURY                       (601,677)        (60,168)                                        (60,168)
NET INCOME                                                                                               255,855         255,855

- --------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                                7,739,181         773,918      29,169,041     (31,696,340)     (1,753,381)


                    AMERICAN CONSOLIDATED GROWTH CORPORATION
                         (AND WHOLLY OWNED SUBSIDIARIES)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   MANAGEMENT REPRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) and considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on form 10-K for the year ended June 30, 1995.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS

RESULTS OF OPERATIONS

     In the fiscal quarter ending March 31, 1996, the Company was primarily engaged in the financial development of its subsidiary business. The Company had a net loss from continuing operations of $(566,835) and overall net income of $4,351 for the nine month period just ending. The net loss from continuing operations was attributed to significant nonrecurring expenses at the parent company level as well as external factors affecting AMGC's subsidiary, Eleventh Hour, Inc. (EHI); increased competition for major accounts, an increase in the cost of workers compensation insurance and unanticipated seasonal fluctuations occurring in the permanent placement services portion of EHI's business. The $4,351 in net income was attributed to the gain on sale of investments and the write-off of $397,157 of Accrued Officers compensation.

     In the opinion of management, the above described factors together with internal restructuring measures implemented in the second and third quarters of the current fiscal year have decreased performance in the short term. EHI produced gross revenues of $ 6,528,021 for the current nine month period compared to $ 7,798,935 in gross revenues for the same period in the prior year. In considering the present and historical growth patterns demonstrated by the U.S. staffing services industry, management believes EHI's operating revenue volume will remain stable throughout fiscal 1996. For the fiscal year ending June 30, 1995, the Company reported gross revenues of $10,372,461.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, total current assets were $809,712.

     The accompanying Consolidated Balance Sheet reflects non-recurring losses recorded at fiscal year ended June 30, 1995, which the Company experienced from non-performing assets other than Eleventh Hour, Inc. As of March 31, 1996, the company had a working capital deficiency of $643,265 and a stockholders' deficit of $31,696,340. In management's opinion, the Company has inadequate working capital to pursue the business opportunities identified in its business plan. As a result, the Company has authorized the implementation of secondary financing measures in conjunction with the appointment of a mergers and acquisitions committee recommended by the Board of Directors. Assuming the subsidiary continues to be profitable and that efforts to obtain additional sources of financing are successful, Management believes the Company will be able to successfully meet all of its current obligations.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     As of March 31, 1996, the Company continues to review, with the assistance of legal council, the facts and historical evidence available regarding AMGC's former agreements and investments in Advanced Display Technologies, Inc.,
(ADTI). AMGC's management continues to believe that AMGC will initiate comprehensive litigation to protect the interest and rights of Company's shareholders.

ITEM 2:   CHANGES IN SECURITIES

     (a) Security Ownership of Certain Beneficial Owners and Management: The following sets forth the number of the Registrant's $0.10 par value common stock beneficially owned by; (I) each person who, as of March 31,1996, was known by the company to own beneficially more than five percent (5%) of its common stock;
(II) the individual Directors of the Registrant, and (III) the Officers and Directors of the Registrant as a group. The outstanding shares as of March 31, 1996 was 7,739,181.


NAME AND ADDRESS                         NUMBER OF SHARES       PERCENT OF CLASS

Mickey E. Fouts                                  320,000              4.2%
AMGC CHAIRMAN AND CEO
3921 Bellaire Street
Denver, Colorado  80237

B. Greg Bohannon                                 100,000              1.3%
AMGC CHIEF FINANCIAL OFFICER
429 South Pennsylvania St.
Denver, Colorado  80209

Norman L. and Valerie A. Fisher                  539,644              7.0%
EHI TREASURER AND VICE PRESIDENT (RESPECTIVELY)
5002 Mineral Circle
Littleton, CO  80122

Cory J. Coppage                                   50,000               0.7%
AMGC SECRETARY
7255 E. Quincy Ave. #550
Denver, CO  80237

Geoff Dawson*                                  1,725,000              22.3%
AMGC OUTSIDE DIRECTOR
22 Kings Court South,
Chelsea Manor Garden
London, England SW3-5EG

Joe Lee                                                0                 0%
Outside Director
4250 South Olive Street, #216
Denver, Colorado 80237


Total by Officers and Directors                2,734,644              35.9%
as a group.

* Note: Mr. Geoff Dawson's beneficial ownership of record as indicated above represents corporate ownership of the AMGC shares held by GPD Holdings Ltd. (450,000 shares) and George & Phillips Holdings Ltd. (1,275,000), respectively. Mr. Dawson is a managing director of both companies and represents such interests in his capacity as an outside director of the company.


Mick Dragoo (& Related Parties)                1,110,050
8634 South Willow
Tempe, AZ 85284

GPD Holdings, Ltd.                               450,000
c/o Consolidated Services Ltd.
P.O.  Box HM 2257
Hamilton, HM JX, Bermuda

George & Phillips Holdings Ltd.                1,275,000
P.O. Box 438
Roadtown, Tortola BWI

     (1) All ownership is beneficial and of record except as specifically indicated otherwise.

     (2) Beneficial owners listed above have sole voting and investment power with respect to shares shown unless otherwise indicated. As described above, Mr. Geoff Dawson is a managing director of GPD Holdings, Ltd. and George & Phillips Holdings, Ltd. The Company believes he represents the interest of these shareholders and exercises voting authority and control over such shareholdings.

     (3) Beneficial ownership is calculated in accordance with section 13(d) of the Exchange Act and the rules promulgated thereunder.


ITEM 3:   DEFAULT ON SENIOR SECURITIES

     As reported in the April 4, 1996 Form 8-K, the company executed Subscription Agreements with certain AMGC debt holders and converted $1,599,563 short term debt to 368,702 in AMGC restricted common stock and $1,230,861 to a 14%, seven year promissory note. The Company is in final negotiations on the conversion of the remaining $88,351 in redeemable commonstock on which the company currently in arrears.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5:   OTHER INFORMATION

     As of March 31, 1996, the Company had no other reportable events which were not previously disclosed in the below referenced Form 8-K.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     8-K dated February 1,1996 hereby incorporated by reference.
     8-K dated April 3, 1996 hereby incorporated by reference.

                                   SIGNATURES


          Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February, 1996.


                                   AMERICAN CONSOLIDATED
                                   GROWTH CORPORATION

                                   MICKEY E. FOUTS

                              BY:  /s/ Mickey E. Fouts
                                   ------------------------------
                                   MICKEY E. FOUTS
                                   CHAIRMAN & CHIEF EXECUTIVE OFFICER




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated above.


                                   AMERICAN CONSOLIDATED
                                   GROWTH CORPORATION

                                   MICKEY E. FOUTS

                              BY:  /s/ Mickey E. Fouts
                                   ------------------------------
                                   MICKEY E. FOUTS
                                   CHAIRMAN & CHIEF EXECUTIVE OFFICER