Form 10KSB
period 1996-06-30
AMERICAN CONSOLIDATED GROWTH CORP
filed 1996-10-17
CIK 812407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ending June 30, 1996
                 Commission File Number 0-16447

            AMERICAN CONSOLIDATED GROWTH CORPORATION
     (Exact name of registrant as specified in its charter)

          Delaware                           52-1508578
                          (State of incorporation )
              (I.R.S. Employer Identification No.)

8100 E. Arapahoe Road, Suite 309, Englewood, CO.    80112
        (Address of principle executive offices)   (Zip Code)

                         (303) 220-8686
       (Registrant's telephone number including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:

                         Title of Class
                   Common Stock $.10 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes [ X ]                No [    ]
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

      State  issuer's revenues for its most recent  fiscal  year
$8,897,455.

     The aggregate market value of the voting stock of the
Registrant held by non-affiliates as of June 30, 1996, was
$853,198.   A total of 3,412,792 shares were owned by non-
affiliates as of June 30, 1996.

     The number of shares of Common Stock, $.10 par value, outstanding on June 30, 1996 was 7,601,321 shares.

               DOCUMENTS INCORPORATED BY REFERENCE
    Documents incorporated by reference are found in Item 13.



Table of Contents


Part I

          Item 1.        Description of Business
          Item 2.        Description of Property
          Item 3.        Legal Proceedings
          Item  4.       Submission of Matters to a  Vote  of Security
                         Holders


Part II


          Item 5.        Market for Common Equity and Related Stockholder Matter
          Item 6.        Management's Discussion and Analysis or Plan of
                         Operation
          Item 7.        Financial Statements
          Item 8. Changes in and Disagreements with Accountants and Financial Disclosure



Part  III
          Item 9.        Directors and Executive Officers, Promoters
                         and Control Persons; Compliance with Section 16(a) of the Exchange Act
          Item 10.       Executive Compensation
          Item 11.       Security Ownership of Certain  Beneficial Owners
                         and Management
          Item 12.       Certain  Relationships   and   Related Transactions
          Item 13.       Exhibits and reports on Form 8-K



SIGNATURES


FINANCIAL STATEMENTS AND SCHEDULES






                             PART I

Item 1.  Description of Business.

General

      American Consolidated Growth Corporation (the "Company" or "AMGC") is a U.S. public company engaged in the financial development of its wholly owned subsidiary, Eleventh Hour, Inc., a national staffing services business. The common stock of the Company is traded under the symbol "AMGC" on the Electronic Bulletin Board, NASDAQ (OTC-BB). The principle executive offices of the Company are located at 8100 E. Arapahoe Road, Suite 309, Englewood, CO 80112. Telephone number: (303) 220-8686. Facsimile number: (303) 220-3288.

History

      Originally named "American Consolidated Gold Corporation," the Company was incorporated in the State of Delaware on April 2, 1987. The Company was formed for the purpose of merging Marathon Gold Corporation, ("Marathon") a Utah corporation, and Centennial Gold Corporation, ("Centennial") a Colorado corporation, with the Company as the survivor. The merger became effective on September 8, 1987, completing a reverse stock split of the issued and outstanding common shares of Marathon on a share basis of 10 for 1 and of the issued and outstanding common shares of Centennial on a basis of 5 for 1. Prior to the merger, the Company owned no property and conducted no business. Marathon and Centennial, the Company's predecessors, were development stage companies engaged in gold mining exploration operations beginning in 1981 and 1982, respectively. Neither company was successful in producing any significant revenues from these activities.

     In January of 1991, the Company acquired new management and discontinued all mining exploration operations. The name of the Company was changed to American Consolidated Growth Corporation and a new fiscal year ending date of June 30 was adopted.

     During fiscal year ended June 30, 1992, all property, plant and equipment of the Company relating to its original mining exploration activities were sold. The Company changed its primary purpose and business to "technology banking," or the acquisition of and investment in U.S.-based emerging growth technologies. The primary acquisition completed during this period of time was the purchase by the Company of all of the assets of Ultratech Knowledge Systems, Inc., a Colorado corporation. The acquisition resulted in the Company receiving a significant equity position in two Colorado corporations:
Advance Display Technologies, Inc., ("ADTI") a research and development stage company engaged in the fiber optics display field, and Ultratech Knowledge Systems, Inc., DBA AGTsports, Inc., ("AGT") a research and development stage company engaged in the computer software and services business for the golf and recreation industries. On May 5, 1993, the Company completed a reverse split of its issued and outstanding common stock on a per share basis of 1 for 10.

      On July 1, 1994, the Company acquired 100% of the issued and outstanding common shares of a private company, Eleventh Hour, Inc., ("EHI"), and its affiliated entities, in consideration for one million restricted shares of the Company's issued and outstanding common stock. EHI is a national staffing services company engaged in temporary and permanent employee placement and outsourcing. The company and its operations are discussed in-depth in the "Investments" section of this report. (See "Investments - Eleventh Hour, Inc.").

      On January 26, 1995, the Company acquired new management and changed the Company's primary purpose and business to staffing services and the development of Eleventh Hour, Inc., the sole revenue producing business and primary asset of the Company. In order to increase shareholder value, management authorized implementation of a restructuring plan calling for the termination of all former technology-related activities, the elimination of all non-producing assets and the exclusive development and expansion of EHI's staffing services business. Subsequent to fiscal year ended June 30, 1995, due to continuing financial difficulties and the inability of Advanced Display Technologies, Inc. and AGTsports, Inc. to bring their products to market, both of these investments were written down to zero value on the books of the Company. (See the Company's Form 10-KSB/A, June 30, 1995).

      On  March 27, 1996, the Board of Directors of the  Company
adopted  a  resolution to change the fiscal year to December  31 following the fiscal 1996 period ending June 30, 1996.

      On June 27, 1996, the annual meeting of AMGC stockholders was held in Englewood, Colorado. The stockholders ratified the election of the newly expanded Board of Directors of the Company and approved three stock option plans. (See - Part I , Item 4. "Submission of Matters for a Vote of Security Holders " and Part
III. Item 9. "Directors and Executive Officers").

      As of June 30, 1996, the Company had a working capital deficiency of approximately $1,052,000 and a stockholders' deficit of $2,069,000. Although the Company continues to experience lack of adequate funding to fully pursue its business objectives, following the recent completion of the internal restructuring efforts and assuming new sources of financing will be secured, the Company believes it will be able to successfully meet all of its current obligations.

Investments

      As of June 30, 1996, the Company had active investments in one company: Eleventh Hour, Inc., a wholly owned subsidiary engaged in the staffing services industry. (See "Eleventh Hour, Inc." below).

      As of June 30, 1996, the Company held 1,400,000 common shares of Advanced Display Technologies, Inc., a research and development company and former affiliate of AMGC. During fiscal 1995, this investment was written down to zero value following a determination by management that ADTI had failed to successfully bring its products to market and certain claims existed concerning the ADTI shares. Additionally, as reported in the Legal Proceedings and Subsequent Events section of this report, the shares have become the subject of a lawsuit in Colorado. (see "Legal Proceedings - ADTI" and "Subsequent Events - ADTI").

      As reported in the Company's Form 10-KSB/A for the fiscal year ended June 30, 1995, (See "Subsequent Events - AGTsports, Inc.") the Company divested itself of its former shareholdings and investment in AGTsports, Inc. in September of 1995. The Company entered into a joint venture agreement with Global Links Trading, Limited, ("GLT") a computer software licensing company and transferred 100% of its shareholdings of AGTsports, Inc. to GLT in exchange for an overriding royalty of 15% on gross sales of certain GLT products. For the fiscal year ending June 30, 1996, GLT produced no sales relating to the Company's joint venture agreement with GLT. The agreement carries no expense to the Company. Pending further development of GLT products and markets, management can provide no assurance GLT will be successful in its business plan or in achieving sales which would result in material royalty payments to the Company.

      Due to the recurring loss history of the Company and considering the limited number of sources of new funding for working capital, the auditors of the Company have raised significant doubts as to the abilities of the Company to continue as a going concern.

Eleventh Hour, Inc.

      Eleventh Hour, Inc. ("EHI") was acquired on June 30, 1994 for 1,000,000 shares of the issued and outstanding common stock of the Company. The acquisition successfully retired $720,996 of EHI long term debt and converted $1,658,000 of outstanding EHI notes into redeemable common stock, ("puts") of AMGC. The acquisition was accounted for as a purchase as reported in the Company's Form 10-KSB/A for the fiscal year ended June 30, 1995. In fiscal 1996, AMGC converted the puts into equity and seven year promissory notes. (See "Subsequent Events - Other Events").

      EHI is a 100% wholly owned subsidiary of the Company. Management believes the subsidiary shall continue to benefit from the growing trend towards temporary and outsourcing services, improving economic conditions and implementation of the Company's business strategy.

Services and Products of EHI

      EHI is a national provider of temporary personnel and outsourcing services to businesses, professional and service organizations and government agencies. The Company provides a broad range of staffing services through its national network of eight (8) Company-owned branch locations in California, Colorado, Kansas and Missouri. During its most recent fiscal year, the subsidiary served more than 5,000 customers across the U.S.

      The primary product of the business is represented by temporary placement of individuals who possess a wide variety of office, light industrial and other skills, including secretarial, word processing, data entry, telemarketing, assembly, picking, packing and sorting and shipping and receiving. In addition, the Company provides temporary personnel with various technical and professional skills such as programming, designing, engineering and accounting. Permanent placement of qualified personnel represents another important product for the Company. Taken together, the services provided by EHI can be viewed as a spectrum ranging from traditional temporary services to value-added outsourcing solutions.

     EHI has established an Onsite Staffing Coordinator Program; a cost effective solution for clients who spend administrative and personnel department time and resources managing employees whose jobs are generally routine and are characterized by high turnover rates. This program most often includes the placement of an EHI Staffing Specialist onsite who coordinates and supervises all staffing service functions for the client. The specialist typically interfaces with the client's Human Resources department, helping to increase management time where it is more effectively spent and reducing unnecessary functions where needed. The onsite program utilizes temporary staff to help control overhead costs and to improve profitability in positions previously filled by permanent employees. This service is often provided to clients who have highly fluctuating personnel needs such as light manufacturing companies and assembly and packaging businesses.

Operations of EHI.

     As of June 30, 1996, the subsidiary recorded gross revenues from operations of $8,897,455, a decrease from 1995 fiscal revenues of $10,372,461. A net loss for fiscal 1996 was $76,174 compared to earnings of $450,537 in fiscal 1995. The decrease in performance was attributed mainly to increased workers compensation costs, higher competition in the marketplace and the continuing need for additional sources of financing to grow operations. (See "Financial Statements"). Due to increasing costs of certain workers compensation claims, EHI elected not to renew a contract with a major client during the fiscal year ended June 30, 1996. The claim activity was determined by management to represent undue risk and made the account unprofitable for EHI to continue as a service provider. In the final month of fiscal year ended June 30, 1996, EHI combined temporary and permanent placement sales of $1,030,776.

     Eleventh Hour, Inc. was founded by Norman L. and Valerie A. Fisher, (See "Biographical Data"), who established the staffing business as a Colorado corporation on December 21, 1988. EHI utilizes a central headquarters located in Englewood, Colorado for management of its affiliate branch offices, including all accounting, support and supervisory services. The address and telephone number of the principle executive offices of EHI are:
Eleventh Hour, Inc., 8100 East Arapahoe Road, Suite 311, Englewood, CO, 80112. Telephone number: (303) 220-5300.

Markets of EHI

     According to the August 1996 issue of the Staffing Industry Report, published by Staffing Industry Analysts, Inc., revenues from combined U.S. staffing industry segments generated an estimated $62.9 billion in 1995, with combined temporary help services generating an estimated $40.6 billion. Temporary help is one of the fastest growing segments, especially in the areas of light industrial, medical and technical support personnel. Eleventh Hour, Inc. employs over 4,000 temporaries annually, chiefly in the areas of clerical and light industrial services. These employees represented over 85% of EHI's annual gross revenues in fiscal 1996. Permanent placement of executives is a secondary market for EHI.

     Another independent industry study published in May of 1996 by the National Association of Temporary and Staffing Services reports payroll receipts for the temporary help segment in excess of $7 billion for the first quarter of 1996. The study forecasts continuing growth in the staffing services industry due to several factors: the need for business organizations to remain flexible in order to compete in an interconnected global economy; the ever-evolving social contract between the workforce and business organizations wherein larger numbers of people view temporary employment as a way to gain greater job security and higher career paths; the difficulties all types of business organizations experience in attracting, evaluating and recruiting employees; a broadening of the types of staffing arrangements offered by staffing companies, as reflected in the expanding services industries; and the overall health of the U.S. economy, which celebrated its fifth anniversary of growth in March, 1996.
      Demographically, the U.S. staffing services industry is highly fragmented, with an estimated 3,000 to 5,000 private firms operating over 10,000 offices. The size of these companies varies greatly, ranging from smaller "mom and pop" temporary service businesses with annual revenues of less than $500,000 to larger international companies such as Manpower, Inc., a company with revenues in excess of $6 billion. Despite the considerable competition, smaller, well-managed companies, especially those with a specialized focus, can succeed on a local or regional basis.

      For employers, the use of temporary personnel is a proven technique to mitigate the rising costs of recruiting, fringe benefits, employee turnover and other employee-related expenses. These advantages have led many companies to adopt business strategies which focus on their core business competencies, with non-core business support functions being "outsourced" to service companies such as EHI. Outsourcing services remains an emerging industry and is, as such, still relatively undefined. It parallels the temporary help services industry in that it is also highly fragmented, with few large companies operating on a national level. EHI believes all segments within the industry are experiencing a trend toward consolidation and has implemented new strategies to help adapt to the changing marketplace, (See "Strategies" below).

Strategies

      EHI plans to continue providing a wide range of high quality services to a diverse group of clients through its 8 existing branch office locations. EHI promotes a philosophy of developing and maintaining long term relationships with its clients, striving to achieve high levels of performance and customer satisfaction to attract and retain local, regional and national accounts. The Company continues to explore growth opportunities to expand its existing service offerings, develop additional skill classes and enter new markets by selectively expanding its offices through targeted acquisitions.

      Prominent industry analysts such as the N.A.T.S.S. and Staffing Analysts, Inc. have reported extensively on the ongoing trend toward consolidation within the Staffing Services industry. In conjunction with this trend, management of EHI has adopted plans to target and acquire smaller companies for the purpose of expanding EHI's market presence in fiscal 1997. The profile for such targets includes businesses with core temporary accounts generating revenues of up to $5,000,000 annually. Management believes such acquisitions can be made without excessive capital outlay utilizing existing EHI resources management and personnel.

Recent Developments

       During the fiscal year ended June 30, 1996, EHI successfully completed the relocation of its primary Colorado branch office to a new facility located at 8586 E. Arapahoe Road in Englewood, Colorado. The office enabled EHI to obtain a more desirable and highly visible location adjacent to offices of United Airlines near the Denver Technological Center. Based upon existing growth, Management believes the new office will achieve increased sales performance and profitability in fiscal 1997.

      On March 17, 1996, EHI established its eighth branch office, a new location based in Springfield, Missouri providing both temporary and permanent placement services. As of June 30, 1996, the Springfield office had doubled its monthly sales on a month to prior month basis. Assuming productivity at the new branch continues to grow at its present pace, management anticipates the new location to achieve profitability within its first year of operations.

     On June 24, 1996, EHI established a new position based from within EHI's corporate offices in Englewood, Colorado: Director of New Business Development. Veteran EHI sales manager Michael Maloney, will target national corporate accounts utilizing state-of-the-art computer systems together with existing EHI resources and personnel.

      On October 10, 1996, Eleventh Hour, Inc. entered into a preliminary agreement with Concord Growth Corporation, of Palo Alto, California, to refinance the accounts receivables of EHI. The agreement significantly increases EHI's existing line of credit up to $1.5 million and reduces the current rate of interest by over fifty percent. In the opinion of management, the new financing is expected to assist the Company in accomodating future sales growth of EHI and to help increase EHI cash flow and overall profitability. (See "Subsequent Events - EHI Receivables Financing").

Subsequent Events

      EHI Receivables Financing. On October 10, 1996, the Company entered into a preliminary financing agreement with
Concord Growth Corporation, of Palo Alto, California to refinance the accounts receivables of EHI. The agreement is expected to significantly reduce EHI's interest expense on accounts receivables financing by over fifty percent and provides a new credit line of up to $1.5 million. The Company believes EHI will utilize the new financing to complete targeted acquisitions of local and regional staffing businesses in the period ending December 31, 1997 and to accomodate future sales growth of EHI. Although no assurance can be provided that acquisitions will be made or EHI future sales will increase, in the opinion of management, the savings to the Company in annual interest payments resulting from the accord will be significant and will have a favorable material impact on the future profitability of the Company.

      Advanced Display Technologies, Inc. On July 19, 1996, the Company was named a defendant in Display Group, LLC vs. American Consolidated Growth Corporation, a civil replevin action concerning the Company's ownership of 1,400,000 shares of common stock of Advanced Display Technologies, Inc., ("ADTI") a former affiliate of the Company. During the year ended June 30, 1995, the Company determined the shares were worthless due to ADTI's failure to bring its products to market and as a result of the significant decrease in trading volume and quoted stock price of ADTI. As of the date of the filing of this report, the Company can provide no assurance as to the outcome of the case. In the event the Company is unsuccessful in its efforts to retain the subject shares, in the opinion of counsel, no adverse consequences are anticipated to occur, other than the loss of the title to the stock. However, upon review of the facts and historical evidence available to the Company, Management believes there is a strong likelihood it shall become involved in extensive litigation with Display Group, LLC, ADTI and their officers and directors in order to resolve outstanding issues arising from transactions involving the Company and these parties and to protect the interests of the Company and its shareholders. (See "Legal Proceedings - ADTI" and "Financial Statements - Footnote 12").

Other Events

  Change in Fiscal Year
      As reported on the Company's Form 8-K dated April 3, 1996, on March 27, 1996, the Board of Directors approved a resolution to change the current fiscal year of the Company from June 30 to December 31.

Income Tax Return
      As of June 30, 1996, following a change of principle independent auditors, the Company has yet to file federal and state income tax returns for fiscal 1995. The Company has been advised penalties and interest are accruing and that subject to filing, such amounts that may be owed have yet to be determined.



Refinancing of Debt
      As reported on the Company's Form 8-K dated April 3, 1996, the Company executed subscription agreements with certain AMGC debt holders thereby converting $1,599,296 of short term debt into seven year promissory notes and restricted common shares of the Company's issued and outstanding common stock at $1.00 per share. The notes expire on March 1, 2003 and carry a 14% interest rate payable quarterly. The subsription agreements terminated the 1994 Put Agreement and resulted in the surrender, return and cancellation of certain outstanding shares of the Company's issued and outstanding common stock. The debt was originally assumed by AMGC pursuant to the July 1, 1994 acquisition of EHI. These debt conversion transactions are discussed in greater detail in the financial section of this report (See "Financials - Footnote 8"). In the opinion of management, the new agreements represent a positive step in the ongoing financial development of AMGC and EHI and are expected to have a favorable material impact on the financial health and future profitability of the Company.

Resignation of Chairman and CEO
      On June 27, 1996, the Board of Directors of the Company accepted the resignation of interim Chairman Mickey E. Fouts, who served as CEO from January 17, 1996 to June 27, 1996. The Board of Directors appointed Mr. Norman L. Fisher as acting President and authorized the recruitment and review of new candidates to be recommended to the AMGC stockholders for the Chairmanship of the Company.

Operations During Fiscal Year

      During the fiscal year ending June 30, 1996, the Company has been engaged primarily in the financial development of its wholly owned subsidiary, Eleventh Hour, Inc. During the reporting period ended June 30, 1996, in the opinion of management, the Company had very little liquid resources and was unable to fully pursue its business objectives. However, pursuant to the restructuring of the Company authorized on January 26, 1995, management believes it has successfuly implemented a new business plan designed to maximize shareholder value through the continuing financial development of EHI and the reduction and restructuring of existing debt. As of June 30, 1996 the Company has established both short and long-term plans to finance operations and to negotiate several material contracts.

Segment Reporting.

     As of June 30, 1996, the Company had active investments and
operations  related to one company: Eleventh  Hour,  Inc.   (See
"Investments - Eleventh Hour, Inc.).

Trademarks and Trade Names.

      The Company, through its wholly owned subsidiary, Eleventh
Hour, Inc. owns one Trade Name: "XIth Hour, Inc."

Compliance with Environmental Laws and Regulations

      The Company liquidated all of its mining properties and operations in the fiscal year ended June 30, 1992. The Company does not believe that it is subject to any local, state, or federal statutory and regulatory requirements with respect to environmental safety and land reclamation that would affect it adversely in the future. However, there can be no assurance of this. Compliance to date has had no material effect on the Company's method of conducting its business and the cost of such compliance has not been significant.

Employees

     During the period ending June 30, 1996, the Company had one full time employee together with 38 full time employees of the wholly owned subsidiary, Eleventh Hour, Inc. None of these employees are represented by any Union or collective bargaining group and there is no prior history of any strikes, slow-downs or other labor disputes. The Company is highly dependent on its full time employee and certain members of EHI management. (See "Executive Officers of the Company").

Executive Officers of the Company

     The Executive Officers of the Company are as Follows:

     Norman L. Fisher    President, Treasurer and Director.
      Mr. Fisher is also the Chief Executive Officer of Eleventh
Hour, Inc.

     Valerie A. Fisher   Vice President and Director.
     Mrs. Fisher is also the Executive Vice President of EHI.

      Cory J. Coppage     Chief Operating Officer, Secretary and
Director

(See   Item  10.  "Directors  and  Executive  Officers  of   the
Registrant - Biographical Information").

International Operations

           The  Company conducted operations only in the  United
States.

Item 2.  Properties

      During the fiscal year ending June 30, 1996, the Company's business offices were located at 8100 East Arapahoe Road, Suite 309, Englewood, CO, 80112, where the Company offices at present. The office space is leased under a three year non cancelable lease expiring in March, 1998, with a renewal option for an additional two years at the then-current market rate. EHI leases office space for its branch offices in Overland Park, Kansas, Tustin, California, Englewood, Colorado and Springfield, Missouri. (See Operating Leases in Notes to Consolidated Financial Statements). The following is a schedule of future minimum rental payments required under the above referenced operating leases as of June 30, 1996:

          Years-Ending
          June 30                  Amount

          1997                  $ 230,218
          1998                    208,972
          1999                    111,364
          2000                     84,305
                                $ 634,859

      Total rent expense charged to operations for the years ended June 30, 1995 and 1996 was $221,948 and $264,924, respectively. The Company's operating leases require current monthly payments of $21,960 with expirations at various dates through May, 2000.

Item 3.  Legal Proceedings

     On July 19, 1996, the Company became a defendant in Display Group, LLC vs. American Consolidated Growth Corporation, Civil Action No. 96-CV-1560, Division 5 of Arapahoe County District Court, in the State of Colorado. The suit is a replevin action concerning 1,400,000 shares of ADTI common stock brought by Display Group, LLC, the management arm of Advanced Display Technologies, Inc., a former affiliate of the Company. As of September 30, 1996, the preliminary finding of the Court was that a reasonable probability existed for possession of the shares to be held by the Plaintiff and the shares were turned over to Display Group pending the outcome of a jury trial on the matter.
      Based upon the opinion of counsel, provided appropriate testimony can be presented by certain key individuals involved, the Company believes there is a reasonable probability the case will be decided in the Company's favor. However, the Company can provide no assurance as to the outcome of the case. In the event the Company is unsuccessful in its efforts to retain the subject shares, in the opinion of counsel, no adverse consequences are anticipated to occur, other than the loss of the title to the stock. During the year ended June 30, 1995, the Company determined the shares were worthless due to ADTI's failure to bring its products to market and the significant decrease in trading volume and quoted stock price of ADTI.
     In September of 1996, the Company received notice from Jeff Robinson of Corporate Partners, Inc. of a claim involving a $250,000 license fee allegedly owed as a result of agreements related to the licensing of the ADTI technology between CPI and former management of the Company in prior years. The Company has retained special legal counsel to refute the allegation and intends to vigorously defend any such action, if necessary.
      Upon review of the facts and historical evidence available to the Company, Management believes there is a strong likelihood it shall become involved in extensive litigation with Display Group, LLC, ADTI and their officers and directors in order to resolve outstanding issues arising from transactions involving the Company and these parties and to protect the interests of the Company and its shareholders. (See "Subsequent Events - ADTI" and Financial Statements - "Footnote 12").

      In June of 1996, the Company received notice of Complaint from the North Dakota Securities Commission alleging breach of the State's "Blue Sky" securities laws. The Company believes the action is the outgrowth of an offer by AMGC in February, 1996 to convert a $50,000 obligation owed to a former EHI investor and North Dakota resident into restricted common stock and/or a promissory note. As of June 30, 1996, the Company believes the Commissioner's office will pursue the matter and a hearing was scheduled to be held in October of 1996. The Company has retained special legal counsel in North Dakota to review the case and as of the date of the filing of this report, the Company is unable to determine the outcome of this matter or consequences involved.

      In September of 1996, the Company received notice from the Internal Revenue Service to provide information concerning the tax year ended 1994. On October 9, 1996, a meeting was held at the offices of the Company with an agent of the IRS to determine the accuracy of certain items reported on the Company's tax returns for those periods. As of the date of the filing of this report, the Company is unable to determine the outcome of this examination and what, if any, material or financial consequences may result.

      During fiscal 1996, in the opinion of Management, the Company was not part of any active litigation having any material or adverse effect on the Company.




Item 4.  Submission of Matters to a Vote of Security Holders

     On June 27, 1996, the Company submitted for a vote of security holders four items contained on its 1996 Proxy
Statement. All four items were ratified by a majority of the voting shares of the Company as follows:

      1) Election of Directors: The following directors were appointed for a three year term of service: Norman L. Fisher, Valerie A. Fisher, Cory J. Coppage, Geoff Dawson and Joe Lee.

      2) Equity Incentive Plan: The 1996 Equity Incentive Plan (the "Incentive Plan") was adopted in order to provide for the grant of qualified incentive stock options to full time employees of the Company. The Incentive Plan provides for a maximum number of 800,000 shares of Common Stock. Incentive Plan participation is limited to employees who perform vital services in the management, operation and development of the Company and who significantly contribute to the achievement of the Company's long-term corporate economic objectives. The following employees received 100,000 share incentive stock options under the Incentive Plan: Norman L. Fisher, President, Treasurer and Director, Valerie A. Fisher, Vice President and Director, Cory
J. Coppage, Chief Operating Officer, Secretary and Director, and Mary Y. Hartley, EHI Vice President and Controller. All options were granted with an exercise price over thirty percent above the fair market value of the Common Stock at the time of the grant ($0.76 per share), or at $1 per share. As of June 30, 1996, the current market value of the Common Stock remains below the exercise price, therefore no dollar value is attached to the options at present.

      3) Non-Employee Director Stock Option Plan. The 1996 Non-Employee Director Stock Option Plan, (the "Director Plan") was adopted in order to provide non-employee directors with added incentive to continue in the service of the Company. Awards under the Non-Employee Director Plan provide for the grant of options to each non-employee member of the Company's Board of Directors at an exercise price equal to or not less than the fair market value of the Common Stock on the date of grant. Under the Director Plan, the maximum number of shares of Common Stock that may be granted is 100,000. Two directors have been granted 25,000 share options under the Director Plan: Geoff Dawson and Joe Lee. Both options carry an exercise price equal to the fair market value of the Company's Common Stock at the time of grant, ($0.25).

      4) Employee Non-Qualified Stock Option Plan. The 1996 Employee Non-Qualified Stock Option Plan (the "Employee Plan") was adopted in order to provide for the grant of non-qualified incentive stock options to a key employee of the Company. Under the Employee Plan, the maximum number of shares of Common Stock represented by options is 400,000 shares. Upon exercise of the options, the option holders must pay to the Company the full exercise price as established by the plan in order to acquire their shares. Employee Plan participation is limited to the Chief Executive Officer of the Company's wholly owned subsidiary, Eleventh Hour, Inc., who performs vital services in the management, operation and development of EHI and significantly contributes to the achievement of the Company's long-term corporate economic objectives. Mr. Fisher received a 400,000 share option to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share. As of June 30, 1996, the exercise price of the option remains above the current market value of the stock and as such, no dollar value is attached to the option.





                             Part II

Item  5.   Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

      As of the date of this report, trading activity in the Company's securities is extremely limited. The Company is unable to assess whether it will be able to revive confidence in the trading markets with the investment community and its shareholders.

Market Information

           The  Company's common stock, par value $.10 per share
("Common Stock") is traded in the over-the-counter market, NASDAQ, under the stock trading symbol "AMGC."


(1) Bid

        Quarter Ending        (2)   High         (3)     Low
        June 30, 1996            $  0.37                .25
        March 31, 1996              0.37                .25
        December 31, 1995           0.25                .18
        September 30, 1995          0.44                .37
        June 30, 1995               0.41                .25
        March 31,1995               1.25                .38
        December 31, 1994           4.50               1.37
        September 30, 1994         10.00               8.50
        June 30, 1994               3.50               1.50
        March 31, 1994              4.00               1.00
        December 31, 1993           2.00               1.00
        September 30, 1993          1.00               1.00

(1)   Such  over-the-counter  market quotations  reflect  inter-
dealer   prices,  without  any  retail  markup,   markdown,   or
commission   and   may   not   necessarily   represent    actual
transactions.

(2)(3) At the time of this report, the only activities in the Company's trading Common stock, of which the Company is aware, is by Broker/Dealers known as wholesalers. Consequently, there has been little or no retail trading activity in the Company's securities during the fiscal year ended June 30, 1996. The quotes shown above were arrived at by averaging the bid and the ask price in the marketplace during these periods and are provided for informational purposes only. The Company believes these quotes to be estimates and therefore should not be relied upon for investment purposes.

Holders of Record

      As  of  June  30,  1996,  there were  approximately  2,100 shareholders of record of Common Stock.

Dividends

      During the fiscal year ended June 30, 1996, no dividends were declared or issued.


Item  6.   Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

      In the fiscal year ending June 30, 1996, revenues were $8,897,455 as compared to the year ending June 30, 1995 of $10,372,461. Following the change in the primary purpose and business of the Company, net loss decreased from $9,973,547 in fiscal 1995 to a net loss of $701,774 in fiscal 1996. However, gross margins remained relatively stable over the same period:
$2,682,410 in fiscal 1995 compared to $2,259,221 in fiscal 1996.
For the year ended June 30, 1996, direct expenses were $6,638,234 and interest expenses totaled $467,481. In fiscal 1995, the Company experienced a non-recurring loss of $7,976,740 resulting from costs associated with the write down and liquidation of certain assets and the internal restructuring of the Company. In fiscal 1996, income related to certain discontinued operations was was recognized of $84,237. The Company experienced significant legal, accounting and other related costs which are included in both discontinued and continuing operations. Certain legal costs included in discontinued operations were offset by the gain on sale of investments of approximately $170,000. Decrease in revenues was also attributed to the termination of a major client account in fiscal 1996 as a result of expenses related to workers compensation claims which made the account unprofitable.

      As of June 30, 1996, the Company believes the primary internal restructuring measures have been successfully completed. These efforts included a change in the primary purpose and business of the Company, the write down and liquidation of all non-performing assets, the resolution of numerous outstanding business matters related to the former business of the Company, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues. In the opinion of management, the Company has progressed significantly as compared to the period ending June 30, 1995. Short term debt obligations were reduced by 45% through the conversion of $1,599,296 of short term debt into equity and long term promissory notes, thereby increasing cash flow of the Company. The Company assisted in providing new working capital and management support to alleviate certain debts of EHI and improve its operations. During fiscal 1996, the Company has been able to successfully continue operations, to reposition itself in the marketplace, to acquire new management and consulting expertise and to improve its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis.

      The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the development. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be innaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.




Liquidity and Capital Resources

      Cash and cash equivalent's balance on June 30, 1996 was $156,067 and current assets were $1,250,605. Current ratios for the year ending June 30, 1996 were .54 to 1 as compared to .31 to 1 the previous year. There was a significant change in working capital during fiscal year 1996 due mainly to the change in the purpose and primary business of the Company.

      As of June 30, 1996, the Company had a working capital deficiency of $1,052,150 and a stockholders' deficit of $2,068,840 which includes non-recurring losses of $7,976,740 in fiscal 1995 sustained due to the write down and liquidation of certain technology assets, resolution of outstanding issues related to the former business of the Company and internal restructuring of AMGC.

      Assuming the subsidiary business continues to experience positive cash flow and to be profitable on a going forward basis and provided new sources of outside financing are secured, Management believes the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

Item 7.  Financial Statements and Supplementary Data

      This response is submitted as a separate section of this report (see Financials - Page F-1).

Item  8.      Changes in and Disagreements with  Accountants  on
Accounting and Financial Disclosure

      There have been no disagreements with the Company's independent accountants on accounting or financial disclosure.


                         Part III

Item 9.     Directors, Executive Officers, Promoters and Control
Persons;  Compliance with Section          16(a) of the Exchange
Act.

      As of June 30, 1996, the Executive Officers and Directors of the Company, their ages and positions held in the Company were as follows:

Name                          Age         Positions held

Norman L. Fisher               49          President, Treasurer, Director

Valerie Fisher                 48          Vice President and Director

Cory J. Coppage                33          Chief Operating Officer
                                           Secretary and Director

Joe Lee                        62          Director

Geoff Dawson                   54          Director

The directors serve for a term of three years and are elected at
an   annual  meeting  of  shareholders  and  serve  until  their successors are duly elected and qualified or until their earlier resignation or removal.

Biographical Information

Norman L. Fisher - President, Treasurer and Director
Mr. Fisher is the co-founder, President and Chief Executive Officer of EHI and the President and Treasurer and Director of the Company. He has over twenty years of management experience, including four years with Norrell Services as a Regional Manager from 1978 to 1982 and six years as an Executive Vice President and Managing Director of Talent Tree, Inc. from 1982 to 1988. As a member of the Executive Committee and Board of Directors of Talent Tree, Inc. Mr. Fisher was responsible for the nationwide expansion of operations from a local Houston, Texas-based business with three offices to a major national service with 135 branch locations and app. $250 million in annual sales. In 1988, Mr. Fisher co-founded EHI in Englewood, Colorado. Mr. Fisher, 49, is a graduate of Western State College and holds a Bachelor of Science Degree in Business Administration. He is a well-known figure in the personnel services industry and has served in various capacities in both national and local industry associations. Mr. Fisher is married to Valerie A. Fisher.

Valerie Fisher - Vice President and Director
Mrs. Fisher, 48, is the co-founder and Executive Vice President of EHI and Vice President and Director of AMGC. She has over eighteen years of experience in the personnel services industry, entering the business as an Account Manager for Norrell Services in 1977. In 1979, Mrs. Fisher was responsible for establishing a new branch location for Norrell in Anaheim, California, which achieved profitability within its first six months of operation. In 1982, she left Norrell to join her husband, Mr. Norman Fisher, in establishing operations in Colorado for Talent Tree, Inc.; a successful enterprise which also achieved profitability within its first seven months of operation. In 1983, as a Managing Director, Mrs. Fisher expanded Talent Tree's presence in Colorado and later, as Vice President and General Manager of the Colorado, was responsible for developing a state-of-the-art computer system for the Company, including the majority of all operating systems, accounting systems and sales management functions. Mrs. Fisher was responsible for the creative development of many of Talent Tree's marketing and staffing concepts and supervises these and other functions at EHI.

Cory  J.  Coppage   -  Chief Operating  Officer,  Secretary  and
Director
Mr. Coppage, 33, is the Chief Operating Officer, Secretary and Director of the Company. He has over seven years of business management experience including two years of administration service with AMGC. Mr. Coppage is a graduate of Regis University, where he earned a Bachelor of Science Degree in Business Administration. From 1989 to 1994, he gained valuable management experience in the liability insurance field as a licensed property & casualty agent and field manager for Liability Insurance Operations Network, Inc., and W.J. Plemons Insurance Agency of Atlanta, GA, prior to joining the Company as assistant Secretary of the Corporation and aide to the Chairman in 1994. In 1995, Mr. Coppage became the Secretary of AMGC and received an appointment to the AMGC Board of Directors. He has studied corporate finance and marketing and has successfully completed educational programs in the areas of SEC reporting of public companies and shareholder and investor relations. He is the Director of Shareholder Relations and assists in the development, publishing and distribution of informational materials on the Company.

Geoff Dawson - Director
      Mr. Dawson, 55, accepted an appointment as an outside member of the Board of Directors of AMGC on January 25, 1996. He is the Non-Executive Chairman of Global Links Trading, Ltd., Chief Executive Officer of R.S.P.D. International, Ltd., G.P.D. Holdings, Ltd., and a Director of Promindus BVBA (Belgium), George Philips Holdings, Ltd. and ACCRESS BVBA (Belgium). Mr. Dawson has wide experience in international business with an emphasis on real estate investments and international trade projects in developing countries. He is a British citizen and a graduate of the Chambers College of Engineering and the
Northhampton School of Architecture. From 1980 to 1990, Mr. Dawson was a Director of the European Property Trust. His present duties at R.S.P.D. International, Ltd. include initiating, building and expanding the Company's acitivites throughout Europe and in South Africa as a major real estate investment, development and trading company.

Joe Lee - Director
      Mr. Lee, 58, accepted an appointment as an outside member of the Board of Directors of AMGC on January 25, 1996. He is Chairman of the Board of Directors of Denver Business College, Inc., General Manager of Universal Management, Inc., President of School Management, Inc. and the General Partner of The Educational Plaza, a 110,000 square foot private educational facility located in Denver, Colorado. Mr. Lee has expertise in the administration and management of independent colleges and schools, with a special emphasis on financial and staff personnel management. He is a past president and past commissioner of the Association of Independent Colleges and Schools. From 1973 to 1982, Mr. Lee owned and operated Parks College, Inc., formerly Parks School of Business, in Denver, Colorado. From 1984 to 1986 he was Chairman of Trend Systems, Inc., where he supervised the operation of nine schools and three branch campuses in the states of Washington and Oregon. Mr. Lee's present duties as Chairman of Denver Business College, Inc. include overall responsibility for operation of the main campus and three branch campuses. Mr. Lee is also a Director of Prides Business College in Adelaide, South Australia.

Item 10.  Executive Compensation

      The following table sets forth the salary, bonus and other compensation approved by Board of Directors of the Company for the President and the Company's four other most highly compensated executive officers (the "named executive officers").

Name and Position        Fiscal 1996 Compensation           Long
Term Compensation
                          Salary         Bonus     Awards:      Other
Stock Options (1)       Compensation

Norman L. Fisher         $113,960 (2)     -0-      500,000       -0-
President and Treasurer
President & CEO of EHI

Valerie A. Fisher        $123,527 (2)     -0-      100,000       -0-
Vice President
Executive Vice
President of EHI

Cory J. Coppage           $46,512 (3)     -0-      100,000       -0-
Chief Operating Officer
and Secretary

(1) All stock options as indicated above were awarded to employees of the Company at an exercise price of $1.00 per share. As of June 30, 1996, no stock options have been exercised and no shares have been issued.

(2) Indicates salary paid by the Company's wholly owned subsidiary, Eleventh Hour, Inc. Mr. and Mrs. Fisher are full time employees of EHI.

(3) Indicates salary paid by the Company's wholly owned subsidiary, Eleventh Hour, Inc. Mr. Coppage is a full time employee of the Company.

Other Compensation

      Additional compensation paid to officers of the Company during fiscal 1996 included salary and expenses of $18,900 to B. Greg Bohannon, C.P.A., who served as interim Chief Financial Officer from January 25, 1996 to June 14, 1996. The compensation was paid subsequent to June 30, 1996 in the form of 15,000 restricted common AMGC shares at $1.00 per share, with the balance of $3,900 to be paid in cash or by note in the future. Mr. Bohannon also received a stock grant of 50,000 restricted common shares on January 25, 1996 and completed a stock purchase of 50,000 restricted common shares for $12,500 in fiscal 1996.
       Mickey E. Fouts, former interim Chairman and Chief Executive Officer, received compensation of $34,667, including salary and expenses for the period January 17, 1996 to June 27, 1996. Mr. Fouts completed a stock purchase of $300,000 shares for $51,000 in fiscal 1996. (See Item 12. ""Certain Relationships and Related Party Transactions").

Committees,   Compensation  Committee  Interlocks  and   Insider
Participation

      Executive Committee. The committee members are Mr. Norman L. Fisher, President, Mrs. Valerie Fisher, Vice President, Mr. Cory J. Coppage, Chief Operating Officer and Secretary and Mr. Joe Lee, Director. The committee acts in lieu of meetings of the Board of Directors and its actions are subject to approval and ratification by the entire Board of Directors. During fiscal 1996, the Executive Committee held 8 meetings which were attended by no less than 75% of the committee members.

     Audit Committee. The committee members are Mr. Norman L. Fisher, President and two outside members of the AMGC Board of Directors, Mr. Joe Lee and Mr. Geoff Dawson. The committee makes recommendations to the Board concerning independent auditors and services, reviews the scope and results of such services together with management and provides monitoring and guidance concerning the Company's accounting procedures and internal controls to the Board of Directors. During fiscal 1996, the Audit Committee held 2 meetings which were attended by 100% of the committee members.

       Compensation Committee. The Board of Directors has delegated to the Compensation Committee the responsibility of establishing and administering the Company's executive compensation plans subject to the Board's final approval of major new compensation systems and the Chief Executive Officer's compensation. The Committee is comprised of two directors who are not officers or employees of the Company, Mr. Geoff Dawson and Mr. Joe Lee, and one inside director, Mr. Norman L. Fisher. The principal duties of the Compensation Committee are to review key employee compensation, policies, plans and programs; to monitor performance and compensation of employee-directors and officers of the Company and other key employees and to provide recommendations and periodic reports to the Board concerning such matters. During fiscal 1996, the Compensation Committee held 2 meetings which were attended by 100% of the committee members.




Meetings of the Board of Directors

      On January 17, 1996, the Board of Directors nominated Mr. Geoff Dawson and Mr. Joe Lee to serve as independent outside members of the AMGC Board of Directors. During fiscal 1996, the expanded AMGC Board convened on two occasions at the principle offices of the Company: on March 27, 1996 and June 26, 1996. In total, there were four meetings held by the AMGC Board during fiscal 1996. There were no incumbent directors who attended less than 75% of the meetings of the Board and Committees thereof on which such director served during that period.

Director Agreements and Compensation

      On March 27, 1996, the Company executed outside director agreements with Mr. Dawson and Mr. Lee. The agreements, which became effective on January 17, 1996, provide for a three year term of service and compensation in the form of non-qualified stock options of 25,000 shares per director. Additionally, directors receive $1,600 for attending each of the four quarterly scheduled meetings of the Board, plus expenses. Compensation for meeting attendance is payable at the Company's option in cash or in equivalent AMGC restricted common shares set at the market price on the day of issue. Directors who are U.S. residents are entitled to participate in the Company's health and welfare benefit programs. Employee directors are not entitled to receive compensation for Board service. During fiscal 1996, no compensation was paid or distributed to any directors of the Company.

Item  11.   Security Ownership of Certain Beneficial Owners  and
Management

Stock Ownership

       The following table sets forth certain information regarding the beneficial and economic ownership of AMGC common stock as of June 30, 1996 by: (1) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (2) each director and nominee for director; (3) all directors and executive officers as a group. The beneficial ownership reflected in the following table is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Shares issuable on exercise of options exercisable within 60 days of June 30, 1996 are deemed to be outstanding for the purpose of computing the percentage of ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of June 30, 1996, the total outstanding shares of the Company's common stock were 7,601,321.

Name and Address           Number of Shares Held       Percent of Class

Norman L. Fisher,
President and Treasurer         1,053,479  (a) (b)           13.8 %
5002 Mineral Circle
Littleton, CO  80122

Valerie A. Fisher,
Vice President                    100,000  (b) (c)            8.4 %
5002 Mineral Circle
Littleton, CO  80122

Cory J. Coppage, Chief
Operating Officer and
Secretary                         150,000 (d)                 1.9 %
7255 E. Quincy Ave, #550
Denver, CO  80237

Geoff Dawson, Director          1,750,000 (e)(f)(h)(i)       23.0 %
22 Kings Court South
Chelsea Manor Gardens
London, England SW3-5EG

Joe Lee, Director                   25,000  (g)              .03 %
4250 S. Olive Street, #216
Denver, CO 80237

Mick Dragoo, Shareholder         1,110,050                 14.6 %
8634 S. Willow
Tempe, AZ  85284

George & Philips Holdings,
Ltd., Shareholder                1,275,000  (h)            16.7 %
P.O. Box 438
Roadtown, Tortola BWI

GPD Holdings, Ltd.,
Shareholder                        450,000  (i)            5.9%
c/o Consolidated Services
P.O. Box HM 2257
Hamilton, Bermuda HM JX

Officers and Directors
as a Group (five persons)       3,078,479 (j)(k)         40.4%(k)

(a) Includes options to purchase 500,000 shares.
(b) Includes 535,229 shares held jointly by Mr. and Mrs. Fisher, who are married.
(c) Includes options to purchase 100,000 shares.
(d) Includes options to purchase 100,000 shares.
(e) Includes options to purchase  25,000 shares.
(f) As of June 30, 1996, Mr. Dawson's beneficial ownership of record as indicated above includes the corporate AMGC shareholdings of George & Philips Holdings, Ltd. See footnote
(h)(i) below.
(g) Includes options to purchase  25,000 shares.
(h) Mr. Dawson is a managing director of George & Philips Holdings, Ltd. The Company believes Mr. Dawson shares the voting rights to and exercises certain voting authority over these shares.
(i) Mr. Dawson is a managing director of GPD Holdings, Ltd. The Company believes Mr. Dawson shares the voting rights to and exercises certain voting authority over these shares.
(j) Includes all shares depicted except for those shares held by Mick Dragoo, who is neither an officer nor director, and 535,229 shares held jointly by Mr. and Mrs. Fisher and added in the calculation as such.
(k) Excludes Valerie Fisher's shareholdings except for the 100,000 share option as all other shares are jointly held with her husband, Norman L. Fisher.

      All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of June 30, 1996. The economic interest and security ownership indicated above includes qualified and non-qualified stock options awarded by the Company to certain key executives on or before April 3, 1996. Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.
Compliance with Section 16(a) of the Securities Exchange Act of
1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the Securities Exchange Commission. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, as of the date of this report, the Company is unable to make a determination as to whether or not any officers or directors failed to file on a timely basis any reports relating to transactions involving common stock of the Company owned by them. The Company has implemented internal procedures for the purpose of determining whether officers or directors have failed to file timely reports relating to transactions involving common stock of the Company, and, if necessary, to file any such reports in the appropriate time and manner.

Item 12.  Certain Relationships and Related Transactions

     Included in related party accrued expenses at June 30, 1996 is $18,900 due to a former officer for accrued payroll. Mr. B. Greg Bohannon, C.P.A., who served as interim Chief Financial Officer from January 25, 1996 to June 14, 1996 received compensation subsequent to June 30, 1996 in the form of 15,000 restricted common AMGC shares at $1.00 per share, with the balance of $3,900 to be paid in cash or by note in the future. Mr. Bohannon also received a stock grant of 50,000 restricted common shares on January 25, 1996 and completed a stock purchase on that date of 50,000 restricted common shares for $12,500 at $0.25 per share, the market price of the stock as determined by the Board at that date. Mickey E. Fouts, former interim Chairman and CEO, received compensation of $34,667, including salary and expenses for the period January 17, 1996 to June 27, 1996. On January 17, 1996, the Company entered into a stock purchase agreement with Mickey E. Fouts, the former interim Chairman and CEO of the Company. The agreement authorized Mr. Fouts' purchase of 300,000 restricted common shares at $0.17 per share, the fair market price of the stock as determined by the Board at that date. Consideration for the purchase was a collateralized, interest bearing personal recourse note of $51,000 due June 30, 1997, made to the benefit of the Company. The Company accrued Mr. Fouts' salary until June 27, 1996, at which time Mr. Fouts' accrued wages and expenses were applied toward payment of the note together with a payment received from Mr. Fouts of $16,333, thereby completing the stock purchase.

      Three officers and directors of the Company entered into employment agreements during fiscal 1996 which which expire in periods ranging from two to three years renewable in successive one-year terms unless terminated by either party. Subsequent to June 30, 1996, the Company entered into a note payable with an employee in the amount of $35,000. The note provides for monthly interest payments at 14% through April 1997 when all principle and unpaid interest is due. The note is convertible into restricted common stock in $10,000 increments at a conversion price equal to 65% of the average bid price during the thirty days prior to conversion.

      During fiscal 1996, 400,000 shares of common stock were issued to officers for services. During fiscal 1995, 1,231,167 shares of common stock were issued to either board of directors members or related companies due to common board members for services rendered. Conversion and cash proceeds from related party stock issuance were $185,650.

(See "Certain Relationships and Related Party Transactions"  and
"Notes to Financial Statements - Note 10".)

                             PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)(1) and (a)(2) List of Financial Statements and Schedules
(a)(3)  List  of  Exhibits  (in  accordance  with  Item  601  of
Regulation S-B).

Exhibit Number           Description of Exhibit

3.1                 Articles of Incorporation of the Company*
3.2                 Bylaws of the Company*


*   (Incorporated  by  reference  to  the  Company's  Form   S-4
Registration Statement, effective with the Commission on  August
7, 1987, file number 33-13335.























                      AMERICAN CONSOLIDATED
                       GROWTH CORPORATION
                         AND SUBSIDIARY

                Consolidated Financial Statements
                     June 30, 1996 and 1995





                        Table of Contents

                                                                Page

Independent Auditors' Report                                   F - 2

Consolidated Financial Statements

   Consolidated Balance Sheet                                  F - 3

   Consolidated Statements of Operations                       F - 4

   Consolidated  Statement  of  Changes  in
   Stockholders'   Equity  (Deficit)                           F - 5

   Consolidated Statements of Cash Flows                       F - 6

Notes to Consolidated Financial Statements                     F - 8



                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Consolidated Growth Corporation and Subsidiary
Englewood, Colorado


We have audited the consolidated balance sheet of American Consolidated Growth Corporation and Subsidiary as of June 30, 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Consolidated Growth Corporation, Inc. and Subsidiary as of June 30, 1996 and the results of its operations and cash flows for the years ended June 30, 1995 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital and stockholders' deficiency of $1,052,150 and $2,068,840, respectively at June 30, 1996, and has suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                 /s/ Ehrhardt Keefe Steiner & Hottman PC
                                 Ehrhardt Keefe Steiner & Hottman PC
October 8, 1996
Denver, Colorado

                   Consolidated Balance Sheet
                          June 30, 1996

                               Assets
Current assets
 Cash                                                      $156,067
 Accounts receivable - trade, less of
  allowance for doubtful accounts of                      1,060,389
  $25,000 (Note 5)
 Prepaid expenses                                            34,149
   Total current assets                                   1,250,605

Furniture and equipment - net (Note 3)                      193,181

Other assets                                                 20,723

Total assets                                             $1,464,509

               Liabilities and Stockholders' Deficit
Current liabilities
 Current maturities of long-term debt                      $122,532
  (Note 6)
 Common stock subject to put option                          84,724
  (Note 8)
 Note payable (Note 5)                                      764,986
 Notes payable - related party (Note 10)                    206,700
 Checks written in excess of bank balance                   115,610
 Accounts payable                                           382,004
 Accrued payroll                                            457,201
 Accrued expenses - related party (Note                      84,248
  10)
 Other current liabilities                                   84,750
   Total current liabilities                              2,302,755

Long-term debt (Note 6)                                   1,230,594

Commitments and contingencies (Notes 2, 7
 and 12)

Stockholders' deficit (Notes 7, 8, 10 and
 13)
 Series A preferred stock, $.10 par value;
  40,000,000 shares authorized; no shares                          -
  issued and outstanding
 Common stock, $.10 par value; 40,000,000
  shares authorized, 7,575,966 shares                       757,597
  issued and outstanding
 Additional paid-in capital                              29,576,028
 Accumulated deficit                                    (32,402,465)
                                                         (2,068,840)

Total liabilities and stockholders'                      $1,464,509
 deficit


              Consolidated Statements of Operations


                                               For the Years Ended
                                                   June 30,
                                               1995          1996
Revenues                                     $ 10,372,461   $  8,897,455

Direct expenses                                 7,690,051      6,638,234

Gross margin                                    2,682,410      2,259,221

Other expenses
 General and administrative expenses            2,028,723      2,506,546
 Depreciation and amortization                     85,839         71,205
 Interest                                         248,783        467,481
                                                2,363,345      3,045,232

  Income (loss) from continuing operations        319,065       (786,011)
   (Note 9)

Discontinued operations (Notes 4 and 9)
 (Loss) income from discontinued               (1,947,343)        84,237
  operations
 Loss on disposal of discontinued              (8,345,269)            -
  operations
   Total discontinued operations              (10,292,612)        84,237

Net loss                                     $ (9,973,547)    $ (701,774)

Income (loss) per common share
 Continuing operations                       $        .05     $     (.10)
 Discontinued operations                            (1.58)           .01

                                             $      (1.53)    $     (.09)

Weighted average shares of common stock         6,532,516      7,404,140
outstanding


    Consolidated Statement of Changes in Stockholders' Equity
                            (Deficit)
                          June 30, 1996

                                                                Additional
                                    Common Stock                  Paid-In
                             Shares             Amount            Capital
Balance June 30, 1994      4,266,184           $426,618          $30,156,414

Common stock issued for
acquisition of EHI (Notes 9  631,290             63,129           (3,723,618)
and 11)

Rescission of dividend
 (Note 8)                         -                  -               687,435

Common stock issued
 for cash                    176,135             17,614              333,738

Common stock issued for    1,996,150            199,615              434,746
 services

Common stock issued for
 conversion of debt related   92,761              9,276              711,720
 to acquisition of EHI
 (Note 9)

Permanent decline in market       -                  -                   -
 value of securities

Net loss                          -                  -                   -

Balance June 30, 1995       7,162,520           716,252           28,600,435

Common stock issued for cash    5,000               500                4,500

Common stock issued for       495,750            49,575               62,800
 services

Common stock issued for
 conversion of notes payable  109,167            10,917               98,898

Common stock issued for       368,702            36,870              331,832
 conversion of put options

Retirement of common stock   (565,173)          (56,517)              75,718

Accrued officers' salaries         -                 -               401,845
 contributed to capital

Net loss                           -                 -                     -

Balance, June 30, 1996      7,575,966           $757,597          $29,576,028


Continued on the following page.


Continued from the previous page.


                                                                     Total
                                                   Unrealized    Stockholders'
                                    Accumulated   Gain (Loss) on     Equity
                                      Deficit       Securities      (Deficit)

Balance June 30, 1994               $(21,727,144)  $1,327,393      $10,183,281

Common stock issued for acquisition
 of EHI (Notes 9 and 11)                      -           -         (3,660,489)

Rescission of dividend (Note 8)               -           -            687,435

Common stock issued for cash                  -           -            351,352

Common stock issued for services              -           -            634,361

Common stock issued for conversion
 of debt related to acquisition
 of EHI (Note 9)                              -           -            720,996

Permanent decline in market value
 of securities                                -    (1,327,393)      (1,327,393)

Net loss                               (9,973,547)         -        (9,973,547)

Balance June 30, 1995                 (31,700,691)         -        (2,384,004)

Common stock issued for cash                  -            -             5,000

Common stock issued for services              -            -           112,375

Common stock issued for conversion
 of notes payable                             -            -           109,815

Common stock issued for conversion
 of put options                               -            -           368,702

Retirment of common stock                     -            -            19,201

Accrued officers' salaries
 contributed to capital                       -            -           401,845

Net loss                                 (701,774)         -          (701,774)

Balance June 30, 1996                 (32,402,465)         -        (2,068,840)




              Consolidated Statements of Cash Flows


                                                For the Years Ended
                                                     June 30,
                                                1995          1996
Cash flows from operating activities
 Net loss                                    $(9,973,547)     $(701,774)
 Adjustments to reconcile net loss to net
  cash used in operations
  Depreciation and amortization (including
   $9,797 from discontinued operations in         95,636         71,205
   1995)
   Provision for losses on accounts                   -          25,000
    receivable
     Loss on disposal of equipment                    -           3,841
     Settlement payments on unrecorded debt      144,138             -
     Gain on sale of investments                      -        (170,187)
     Interest on put option conversion                -         124,830
     Common stock issued for services            634,361        112,375
     Impairment of investment in affiliates
      and other investments                    7,976,740             -
     Changes in operating assets and
      liabilities
       Accounts receivable                      (371,382)       (52,097)
       Prepaid expenses                        1,084,201        (22,149)
       Other assets                              (14,065)         3,295
       Accounts payable and accrued             (516,116)       371,641
        liabilities
                                               9,033,513        467,754
          Net cash used in operating            (940,034)      (234,020)
           activities

Cash flows from investing activities
 Acquisition of equipment                        (84,768)      (24,747)
 Proceeds from sale of investment                     -        434,179
 Net change in due from related parties          371,293            -
          Net cash provided by investing         286,525       409,432
           activities

Cash flows from financing activities
 Net change in note payable                      162,846            -
 Proceeds from related party - note                   -        196,700
   payable
 Payments on due to related parties             (28,000)            -
 Proceeds from long-term debt                    385,483        71,208
 Principal payments on long-term debt           (119,855)     (261,853)
 Payments on capital lease obligations           (6,702)      (26,801)
 Payments on common stock subject to put        (87,457)       (7,757)
  option
 Proceeds from issuance of common stock          351,352         5,000
          Net cash provided by (used in)         657,667       (23,503)
           financing activities

Net increase in cash                               4,158       151,909
Cash at beginning of year                             -          4,158

Cash at end of year                             $  4,158     $ 156,067

Continued on following page.



              Consolidated Statement of Cash Flows

Continued from previous page.

Supplemental disclosure of cash flow information:
      Cash paid during the year for interest and $300,961 and $289,140 for 1995 and 1996, respectively.
      Cash paid during the year for income taxes was $0 for 1995 and 1996.
Supplemental disclosures of non-cash financing and investing activity:
     During fiscal 1996, $1,603,190 of common stock subject to put option was converted to $1,230,591 of notes payable, $368,702 of common stock and $3,897 of accrued interest.

     During fiscal 1996, accrued officers' salaries of $401,845 were contributed to capital.

     During fiscal 1996, the Company converted long-term debt of $97,016 to equity.

     During fiscal 1996, Company satisfied $43,000 of accrued expenses through the issuance of common stock.

     During fiscal 1996, a $10,000 note payable due to a related entity was offset against a related party receivable.

     Included  in accrued expenses at June 30, 1996  is  $11,000 related to the retirement of the Company's common stock.

     During fiscal 1996, the Company converted accrued interest of $10,200 to long-term debt.

     During 1995, the Company acquired $14,652 of office equipment through a capital lease obligation. Pursuant to the acquisition of EHI on July 1, 1994, the Company converted $720,996 of note obligations into common stock and converted $1,658,298 of note obligations into redeemable common stock. Also during fiscal 1995, the Company recorded the recission of a dividend payable for $687,435 to additional paid-in capital.

     On  July  1,  1994,  ACGC acquired all of  the  outstanding
     common  stock  of  EHI.   The net  assets  related  to  the
     acquisition were recorded as follows:

     Accounts receivable                        $   654,600
     Due from related parties                        11,682
     Other assets                                     9,952
     Furniture and equipment - net                  191,748
     Prepaid expenses                                10,332
     Intangible assets                               22,196
     Note payable                                  (552,509)
     Accounts payable and accrued expenses       (1,165,488)
     Accrued wages - related party                 (403,847)
     Long-term debt                              (2,439,155)

     Net assets                                 $(3,660,489)

     Common stock issued                        $    63,129
     Excess purchase price applied against
      additional paid-in capital                 (3,723,618)

                                                $(3,660,489)


Note  1  -  Organization  and Summary of Significant  Accounting
Policies

The   consolidated  financial  statements  consist  of  American
Consolidated Growth Corporation ("ACGC") and its wholly owned subsidiary, Eleventh Hour, Inc.("EHI") which are collectively referred to as the Company.

ACGC, a Delaware corporation, was incorporated in April 1987 and formerly was engaged in the business of acquiring interests in emerging technology companies. ACGC provided funding and other assistance to these companies in exchange for equity positions in those companies. On July 1, 1994, the Company acquired all of the outstanding common stock of EHI, a staffing service company, through the issuance of 1,000,000 shares of ACGC common stock, the retirement of $720,996 of long-term debt, and the conversion of $1,658,298 of long-term debt into redeemable common stock. Of the 1,000,000 shares, 631,290 were issued to officers of EHI, 92,761 were issued pursuant to the conversion of debt and 275,949 were redeemable shares issued to EHI noteholders. The acquisition has been accounted for under the purchase method. EHI's results of operations are included in the accompanying fiscal 1995 consolidated statement of operations since the date of acquisition.

In January 1995, the Company's existing Board of Directors resigned and were replaced with the former directors of EHI.
The new Board elected to engage exclusively in the staffing industry. The Company provides temporary placement of clerical and accounting personnel. The Company currently operates personnel agencies in Colorado, California, Missouri and Kansas. The former operations of ACGC are included in discontinued operations in the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of ACGC and its wholly-owned subsidiary, EHI. All intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets of 3 to 20 years. Equipment under capital lease obligations are recorded at the lessor of fair market value or the present value of future minimum lease payments. Maintenance and repairs and renewals which do not prolong the useful life of an asset are expensed as incurred.


Note  1  -  Organization  and Summary of Significant  Accounting
Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates with respect to future costs of contingent liabilities outlined in notes 2, 9, and 12. Actual results could differ from those estimates.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during each year. Common stock equivalents have been excluded from the weighted average number of common shares outstanding as their effect would be anti-dilutive.

Accounting Standards Not Yet Adopted

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996 the adoption of which had no effect on the Company's financial statements.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company currently accounts for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123, and intends to continue to do so.


Note 2 - Management's Plan

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses from discontinued operations and as of June 30, 1996, the Company had a working capital deficiency of $1,052,150 and a stockholders' deficit of $2,068,840. The Company's ability to meet its current obligations is dependent upon obtaining adequate sources of financing or maintenance of sufficient profitability from solvent operations. The Company is currently negotiating outside financing, however, there is no assurance the financing alone will be sufficient. Assuming the subsidiary continues to experience positive cash flow and current negotiations to secure new sources of outside financing are finalized during the current fiscal year, management believes the Company will be able to successfully meet all of its current obligations. There can be no assurances that the Company will be successful in these endeavors. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


Note 3 - Furniture and Equipment

Furniture and equipment at June 30, 1996 consists of the following:

     Office equipment                      $106,174
     Office furniture and fixtures          791,725
                                            897,899
     Less accumulated depreciation         (704,718)

     Furniture and equipment - net         $193,181

Note 4 - Investments and Significant Charges to Operations

Significant charges to operations during fiscal 1995 were as follows:

The  Company owns a 30.73% equity interest  in  Advance
Display Technologies ("ADTI").  The investment in  ADTI
is  reported on the equity method.  During the  quarter
ended  June  30,  1995,  the  Company  determined   the
investment  was worthless as trading volume and  quoted
stock   price  of  ADTI  had  decreased  significantly.
Furthermore, the original transactions relating to  the  $4,687,915 acquisition  of  the ADTI shares are in  dispute  (Note
12).    The   impairment  of  the  investment   totaled
$4,687,915.


Note  4  -  Investments  and Significant Charges  to  Operations
(continued)

At  June  30,  1995,  the  Company  held  approximately
435,000 common shares of AGTsports, Inc. ("AGT").   The
investment has been accounted for under FAS 115 and  is
classified   as   available-for-sale  securities.    As
discussed  in  Note  1,  the Company  discontinued  its
operations  related  to acquiring equity  interests  in
emerging  technology companies.  As  a  result  of  the
change  in  the focus and control of both the  investee
and the Company, there was a significant decline in the
market  value  and  trading volume of  the  securities.
Subsequent  to year end, the securities were  sold  for     39,986
approximately $264,000 which was considered the  market
value  at  June 30, 1995.  Accordingly, the  investment
was  written down to the market value and an unrealized
loss of $39,986 was recognized.

Subsequent  to  June 30, 1995, the  Company  created  a
joint  venture with AGT and Global Links Trading,  Ltd.
("GLT"),  an unrelated entity.  The joint venture  will
finance  and  develop the  software  projects  of  AGT.
Pursuant  to  the joint venture agreement, the  Company
received  a 40% equity interest in AGT in consideration
for  the  transfer to the joint venture of a receivable
due  from AGT of $660,589 and all AGT preferred  shares
held  at  June  30,  1995  of  $1,312,500.   Under  the
agreement,  the  Company is to transfer  to  the  joint
venture the AGT common shares received in consideration
for  a 15% royalty on gross sales of the joint venture.
It  was determined the royalty income did not represent
a  sufficient  future  revenue stream  to  support  the     1,973,089
carrying  value  of the AGT preferred  shares  and  the
receivable  due from AGT.  Accordingly,  the  preferred
shares  of  $1,312,500 and the receivable  of  $660,589
were fully impaired.

Pursuant to the acquisition of AGT's assets in  January
of  1991,  ACGC issued 200,000 shares of the  Company's
common  stock  to two directors of AGT in exchange  for
the release of these individuals rights to revenue from
the  development  of  the AGT  software.   The  Company
recorded  an asset of $405,000 related to the  software
on  the  date  of  acquisition.  Currently,  no  future
revenue  stream  can  be  identified  to  support   the
carrying  value of the asset and the Company determined     405,000
the  asset should be fully impaired.  Accordingly,  the
asset carrying value of $405,000 has been written off.

Also  pursuant  to  the January 1991 transaction,  ACGC
acquired investments in a certain oil joint venture and
a certain broker/dealer in the amount of $870,750 which
were  carried  at  the lower of cost  or  market.   The
Company  has  determined there  is  no  market  or  any
identifiable  future  revenue  stream  to  support  the
carrying  value  of  these  investments.   Accordingly,     870,750
$870,750 has been written off.

Total                                                    $7,976,740


Note  4  -  Investments  and Significant Charges  to  Operations
(continued)

All  of the above adjustments were made during the quarter ended
June   30,  1995  and  are  included  as  part  of  discontinued
operations (Note 9).


Note 5 - Note Payable

The Company has a short-term financing agreement which is collateralized by the Company's accounts receivable. The note carries an interest rate of .1% daily and matures December 1996. The financing agreement contains a six month renewal option for an indefinite period. The outstanding balance at June 30, 1996 was $764,986.


Note 6 - Long-Term Debt

Long-term debt consists of the following at June 30, 1996:

Notes  payable to former noteholders of  EHI  (Note  8)
with  interest  at  14%, payable  quarterly,  beginning
October,  15,  1996  through February  2003,  when  all
principal  and unpaid interest is due.  The noteholders  $1,230,594 were  granted  a security interest in a life  insurance
policy on an officer of the Company.

Notes  payable  to private investors with  interest  at
10%.  The notes are currently in default.  Certain note
holders  have the option of converting note obligations
into restricted shares at a conversion price of  $2 per
share of common stock.  Notes are without collateral.       85,282

Note  payable to an unrelated company with interest  at
10%  through  June 1998 when all principal  and  unpaid
interest is due.  Note is without collateral.               27,250

Note  payable to private investor with interest at 12%,
note  balance due in full in August 1995.  The note  is
currently  in  default.   Note  is  guaranteed  by  the
subsidiary of the Company.                                  10,000

                                                         1,353,126

Less current portion
                                                          (122,532)


                                                        $1,230,594


Note 6 - Long-Term Debt (continued)

Future maturities of long-term debt are as follows:

     Year Ending June 30,
          1997                             $ 122,532
          1998                                    -
          1999                                    -
          2000                                    -
          2001                                    -
          Thereafter                       1,230,594
                                         $ 1,353,126

Subsequent to June 30, 1996, the Company entered into two notes payable of $50,000 and $25,000 with an unrelated company and individual, respectively. The notes provide for quarterly interest payments at 14% through September 1997 when all principal and unpaid interest is due. The notes are convertible into restricted common stock in $10,000 increments at a conversion price equal to 65% of the average bid price during the thirty days prior to conversion.


Note 7 - Commitments

Dividend Recession

In 1991, a dividend of $687,435 was declared by the Company. The Company did not have the adequate capital resources to declare the dividend at that time. Accordingly, the dividend was rescinded in 1995 and results in an increase in additional paid-in capital in the accompanying consolidated financial statements of $687,435 at June 30, 1995.

Operating Leases

The Company leases office space in Overland, Kansas. The lease expires in August 1998. The Company is responsible for taxes, insurance, utilities and operating expenses. The lease contains an escalation clause that allows the rental payments to be increased by $2,025 annually. The lease agreement allows the lessee the option to renew the lease for an additional 5 years at the then current market rate.

The Company leases office space under a sublease in Springfield, Missouri. The lease expires in September 1996. The Company is responsible for insurance, utilities and operating expenses. The lease contains a renewal option of an additional six months at terms identical to the existing lease.


Note 7 - Commitments (continued)

The Company leases office space in Tustin, California expiring February 1999. The Company is responsible for taxes, insurance, utilities and operating expenses. The lease is personally guaranteed by the majority stockholders. The lease contains a renewal option for up to two additional three year periods.

The Company leases its corporate facility and an operating facility in Englewood, Colorado under two operating leases. The leases expire in April 1998 and May 2000, respectively. Under the lease for the operating facility, the Company is responsible for taxes, insurance, utilities and operating expenses. In addition, this lease is guaranteed by the majority stockholders and contains a renewal option for an additional five years at the then current market rate.

The Company leases various office equipment under operating leases expiring between January 1997 and May 2000. The Company is responsible for taxes, insurance and operating expenses.

The following is a schedule of the future minimum rental payments required under the above operating leases as of June
30, 1996:

     Year Ending June 30,
                                              Amount
          1997                              $230,218
          1998                               208,972
          1999                               111,364
          2000                                84,305

                                            $634,859

Total  rental expense charged to operations for the years  ended
June 30, 1995 and 1996 was $221,948 and 264,924, respectively.


Note 8 - Common Stock Subject to Put Option

Pursuant to the acquisition of EHI in fiscal 1995, ACGC offered to purchase the outstanding debt from the EHI noteholders for either (1) shares of ACGC's common stock at a conversion rate of $6.00 or (2) the payment of $.20 per dollar of debt. Noteholders accepting the common stock were given two options. The first was accepting the common stock valued at $6.00 per share and the agreement of the Company to register the same. The second option was accepting the common stock with a mandatory redemption requirement in which the Company was to repurchase 1/12 of the shares held each quarter for a period of three years at $6.00 per share. During fiscal 1996, the Company was unable to meet the repurchase obligations and negotiated new agreements with the putholders. Under the new agreements, of the total common stock subject to put option, $1,230,594 was converted to notes payable (Note 6) and $368,702 was converted to common stock. Of the amount converted to notes payable, $110,541 is due to related individuals and of the amount converted to common stock, $19,278 was issued to a related individual. The common stock was issued at a purchase price of $1.00 per share with a provision to issue additional shares, as provided in the agreements, if the average bid price of the Company's common stock is less than $1.00 per share at December 31, 1996. Common stock subject to put option of $84,724 remains outstanding at June 30, 1996. Subsequent to year end, additional put options of $34,377 were converted to notes payable.


Note 9 - Discontinued Operations

In January 1995, the Company's Board of Directors approved a plan to engage exclusively in the staffing services industry and discontinue the former operations of ACGC. Pursuant to this plan, the Company terminated all equity interests in the emerging  technology companies.  The loss on  discontinuance  of the segment is non-recurring and has been accounted for as discontinued operations. Revenues of the segment were approximately $107,000 and $0 for the years ended June 30, 1995 and 1996. Management anticipates the future operating losses of the discontinued segment will not be significant.

(Loss)  gain  from  discontinued  operations  consists  of   the
following:

                                                Years Ended June 30,
                                                1995           1996
Stock-based  compensation  to  former         $(1,085,862) $      -
 officer
Consulting services                              (634,361)        -
Loss  on  failed partnership  venture            (500,000)        -
 (Note 10)
(Loss) gain on investments (Note 4)            (7,976,740)   170,187
General and administrative                        (65,663)   (85,950)
Interest                                          (29,986)        -

                                             $(10,292,612) $  84,237


Note 10 - Related Party Transactions

During fiscal 1996 the Company entered into a $100,000 line-of-credit agreement with two officers and directors of the Company. The agreement provided for monthly interest payments at 10% per annum through June 1, 1996 when all principal and unpaid interest was due. Subsequent to year end, the line-of-credit agreement was extended to July 1, 1997. The outstanding borrowings on the line of credit were $71,700 at June 30, 1996. In addition, the officers paid $65,348 of expenses on behalf of the Company which is included in the related party accrued expenses at June 30, 1996.

The Company entered in to a $125,000 note payable agreement with a company owned by a director of the Company. The note provides for quarterly interest payments at 14% per annum through June 1997 when all principal and unpaid interest is due. The note is convertible into the Company's common stock at a conversion price equal to 65% of the average bid price during the thirty days prior to conversion. Subsequent to June 30, 1996, the Company entered into a new note agreement for an additional $18,000 under identical terms as the original note due September 1997.

At June 30, 1995, the Company had recorded notes payable of $144,139 pursuant to various settlement agreements with private investors. The private investors had advanced funds to a previous officer of the Company to acquire additional equity interests in affiliates. The proceeds were never deposited into a Company bank account and the stock was not issued. In fiscal 1996, the Company entered into various settlement agreements with these investors whereby $53,714 was paid in cash, notes payable of $85,285 were issued (Note 6), 259,167 shares of the Company's common stock were issued and 8,800 shares of AGT stock owned by the Company were issued. Subsequent to year end, $30,000 of the notes payable were converted to 51,854 shares of common stock, including interest, at $.62 per share. Also subsequent to year end, an additional 10,516 shares of common stock were issued in settlement of these liabilities. In addition, the Company facilitated the settlement of a claim by one of the private investors through the transfer of 689,675 shares of the Company's common stock to this investor from other existing shareholders. Under another claim from a private investor, the Company entered into a settlement agreement whereby the Company was released from all liability under the claim and 400,000 shares of the Company's common stock previously issued to the investor were surrendered. Of these shares, 200,000 were transferred to the investor previously discussed in settlement of a claim and the remaining 200,000 shares were transferred to an affiliated entity owned by a director in payment of services rendered.

The  Company has a $10,000 note payable to an affiliated  entity
with interest at 10% per annum.   The note is payable in full in
November 1996 and is without collateral.

Accrued wages due to two officers of the Company in the amount of $401,845 at June 30, 1995 were contributed to capital during fiscal 1996.


Note 10 - Related Party Transactions (continued)

Included in related party accrued expenses at June 30, 1996 is $18,900 due to a former officer for accrued payroll. Subsequent to June 30, 1996 the Company agreed to pay the amount through the issuance of 15,000 shares of the Company's common stock at $1.00 per share and a $3,900 payment in cash.

Three  officers  and  directors of   the  Company  entered  into
employment agreements during fiscal 1996 which expire in periods ranging from two to three years renewable in successive one-year terms unless terminated by either party.

Subsequent to June 30, 1996, the Company entered into a note payable with an employee in the amount of $35,000. The note provides for monthly interest payments at 14% through April 1997 when all principal and unpaid interest is due. The note is convertible into restricted common stock in $10,000 increments at a conversion price equal to 65% of the average bid price during the thirty days prior to conversion.

During fiscal 1996, 400,000 shares of common stock were issued to officers for services. During fiscal 1995, 1,231,167 shares of common stock were issued to either board of directors members or related companies due to common board members for services rendered. Conversion and cash proceeds from related party stock issuance were $185,650.

On August 29, 1994, the Company purchased a limited partnership interest related to AGTsports, Inc. The Company advanced $500,000 of the $1,500,000 purchase price; however, the partnership failed and the Company was unable to reacquire its investment.


Note 11 - Income Taxes

The components of the long-term deferred tax asset at June 30, 1996 are as follows:

   Deferred tax assets
    Net operating loss carryforward            $4,820,000
    Investment  allowance/Capital loss          2,380,000
       Total deferred tax assets                7,200,000
          Less valuation allowance             (7,200,000)
                                              $        -


Note 11 - Income Taxes (continued)

A valuation allowance was recorded for the above deferred tax asset due to the Company's history of losses. At June 30, 1996, the Company has net operating loss carryforwards for tax purposes of approximately $14,000,000. If not used, these carryforwards will expire in varying amounts during the years 1996 to 2011. Furthermore, these net operating loss carryforwards are limited in their use due to a change in control of the Company. In addition, the Company has capital loss carryforwards of approximately $7,000,000 which can be used only to offset future capital gains and which are also limited in their use due to a change in control of the Company. Currently, the Company is under an examination by the Internal Revenue Service for their fiscal 1994 tax return. The outcome of the examination is indeterminable at this time.


Note 12 - Contingent Liabilities

As part of various transactions to acquire its investment in ADTI, the Company incurred a $2,175,000 debenture to CPI as part of various transactions with affiliates. The Company, in 1992, reduced its ownership in ADTI for assumption of the debenture by ADTI. While no formal suit has been filed, ADTI is disputing their shares now held by the Company. Furthermore, CPI alleges the Company owes $250,000 to CPI in exchange for a consent to license ADTI technology. Upon review of the facts and historical evidence available to the Company, Management refuted the allegations through special legal counsel. In the estimation of Management, barring any immediate efforts by officials of ADTI to complete the repurchase agreement, the Company believes there is a strong likelihood it shall become involved in extensive litigation in order to rescind all former transactions with ADTI, to recover its rightful property or the cash equivalent thereof, and to protect the interests of the Company and its shareholders.

In June of 1996, the Company received notice of Complaint from the North Dakota Securities Commission alleging breach of the State's "Blue Sky" securities laws. The Company believes the action is the outgrowth of an officer by AMGC in February 1996 to convert a former EHI investor and North Dakota resident's redeemable common stock into restricted common stock and/or a promissory note. As of June 30, 1996, the Company believes the Commissioner's office will pursue the matter. The Company has retained special legal counsel in North Dakota. Based upon the opinion of counsel, the Company believes there is a reasonable probability the case will not be decided in the Company's favor and may result in certain one time fines and legal costs. The investor's outstanding common stock was $50,000 at June 30, 1996. The Company is not able to estimate its liability, if any, with respect to this matter.


Note 13 - Stock Option Plans

Stock Option Plans

Effective April 1996, the Company adopted an Equity Incentive Plan (the "Incentive Plan") for all full-time employees. The Incentive Plan covers an aggregate of 800,000 shares and is administered by the Stock Option Plan Committee appointed by the Board of Directors. The aggregate value of shares granted or exercised in any one calendar year may not exceed $100,000. The options expire five years after the date of grant for stockholders who possess more than 10% of the voting power of all classes of stock and expire ten year from the date of grant for all others. Options must be granted at an exercise price which is not less than the fair market value of the stock on the date of grant, as determined by the Stock Option Plan Committee. In the case of options granted to a stockholder who possesses more than 10% of the voting power of all classes of stock, the exercise price will not be less than 110% of the fair market value of the stock on the date of grant.

Effective April 1996, the Company adopted a Non-Qualified Employee Stock Option Plan (the "Non-Qualified Plan") for key management employees of the Company. The Non-Qualified Plan is administered by the Stock Option Plan Committee appointed by the Board of Directors and covers a total of 400,000 shares. The Non-Qualified Plan provides that options may be granted at exercise prices not less than 100% of the fair market value, as defined, of the common stock of the Company on the date of grant and in no event less than par value of the common stock. Unless otherwise provided in the option agreement, the options expire ten years from the date of grant.

Effective April 1996, the Company adopted a Non-Employee Director Stock Option Plan ("Non-Employee Plan"). The Non-
Employee  Plan  is  also administered by the Stock  Option  Plan
Committee and covers a total of 100,000 shares. The Non-Employee Plan provides that options may be granted at exercise prices not less than 100% of the fair market value, as defined, of the common stock of the Company on the date of grant and in no event less than par value of the common stock. The options expire ten years after the date of grant.

The following is a summary of options granted:

                                          Number of      Exercise
                                            Options       Price
    Outstanding, June 30, 1995                -               -

    Incentive options granted              400,000       $1.00/share
    Non-qualified options granted          400,000       $1.00/share
    Director options granted                50,000       $.25/share

                                                         $.25 to
    Outstanding June 30, 1996              850,000       1.00/share