Form 10KSB/A
period 1996-06-30
AMERICAN CONSOLIDATED GROWTH CORP
filed 1996-11-12
CIK 812407

21

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB/A
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ending June 30, 1996
                 Commission File Number 0-16447

            AMERICAN CONSOLIDATED GROWTH CORPORATION
       (Exact name of Issuer as specified in its charter)

          Delaware                           52-1508578
                          (State of incorporation )
              (I.R.S. Employer Identification No.)

     8100 E. Arapahoe Road, Suite 309, Englewood, CO  80112
        (Address of principle executive offices)    (Zip Code)

                         (303) 220-8686
         (Issuer's telephone number including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:
         Title of Class:     Common Stock $.10 par value

     Check mark whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes [ X ]                No [    ]
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X ]

       Issuer's  revenues  for  its  most  recent  fiscal   year:
$8,897,455.

     The aggregate market value of the voting stock of the Issuer held by non-affiliates as computed by reference to the prices at which the stock was sold and the average of the bid and ask prices of such stock within the prior sixty days as of June 30, 1996, was $853,198. A total of 3,412,792 shares were owned by non-affiliates as of June 30, 1996.

     The number of shares of Common Stock, $.10 par value, outstanding on June 30, 1996 was 7,601,321 shares.

     Transitional Small Business Disclosure (check one):  Yes___
No _X_

               Documents Incorporated by Reference
                              None.


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

      Prior to the acquisition of Eleventh Hour, Inc. in June of 1994, the primary purpose and business of the Company was "technology banking," or the acquisition of and investment in U.S.-based emerging growth technologies. The primary technology assets formerly held were significant equity positions in two Colorado corporations: Advance Display Technologies, Inc., ("ADTI") a research and development stage company engaged in the fiber optics display field, and Ultratech Knowledge Systems, Inc., DBA AGTsports, Inc., ("AGT") a research and development stage company engaged in the computer software and services business for the golf and recreation industries. Subsequent to fiscal year ended June 30, 1995, due to continuing financial difficulties and the inability of Advanced Display Technologies, Inc. and AGTsports, Inc. to bring their products to market, both of these investments were written down to zero value on the books of the Company. (See the Company's Form 10-KSB/A, June 30,
1995).

     On July 1, 1994, the Company acquired 100% of the issued and outstanding common shares of a private company, Eleventh Hour, Inc., ("EHI"), and its affiliated entities, in consideration for one million restricted shares of the Company's issued and outstanding common stock. EHI is a national staffing services company engaged in temporary and permanent employee placement and outsourcing. The company and its operations are discussed in-depth herein. (See "Business of Issuer" and "Investments - Eleventh Hour, Inc.").

     On January 26, 1995, the Company acquired new management and changed the Company's primary purpose and business to engage exclusively in developing the staffing services business of Eleventh Hour, Inc. In order to increase shareholder value, management authorized implementation of a restructuring plan calling for the termination of all former technology-related activities and the elimination of all non-producing assets of the Company.

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


Investments

      As of June 30, 1996, the Company had active investments in one company: Eleventh Hour, Inc., a wholly owned subsidiary engaged in the staffing services industry. (See "Business of Issuer" below).

      As of June 30, 1996, the Company held 1,400,000 common shares of Advanced Display Technologies, Inc., a research and development company and former affiliate of AMGC. During the year ended June 30, 1995, due to ADTI's failure to bring its products to market and as a result of the significant decrease in trading volume and quoted stock price of ADTI, the shares were written down to a value of zero on the books of the Company.
Additionally, as reported in the Legal Proceedings section of this report, the shares have become the subject of a lawsuit in Colorado. (see "Legal Proceedings - ADTI").

      Pursuant to the internal restructuring plan authorized by the Board of Directors in fiscal 1995, the Company divested itself of its former shareholdings and investment in AGTsports, Inc. in September of 1995. The Company entered into a joint venture agreement with Global Links Trading, Limited, ("GLT") a computer software licensing company and transferred 100% of its shareholdings of AGTsports, Inc. to GLT in exchange for an overriding royalty of 15% on gross sales of certain GLT products. For the fiscal year ending June 30, 1996, GLT produced no sales relating to the Company's joint venture agreement with GLT. The agreement carries no expense to the Company. Pending further development of GLT products and markets, management can provide no assurance GLT will be successful in its business plan or in achieving sales which would result in material royalty payments to the Company.

      Due  to  the  recurring loss history  of  the  Company  and considering the limited number of sources of new funding for working capital, the auditors of the Company have raised significant doubts as to the abilities of the Company to continue as a going concern.

Business of Issuer

      The primary business of the Issuer is development of its wholly owned subsidiary, Eleventh Hour, Inc., a national staffing services business. Eleventh Hour, Inc. ("EHI") was acquired on June 30, 1994 for 1,000,000 shares of the issued and outstanding common stock of the Company. The acquisition successfully retired $720,996 of EHI long term debt and converted $1,658,000 of outstanding EHI notes into redeemable common stock, ("puts") of AMGC. The acquisition was accounted for as a purchase as reported in the Company's Form 10-KSB/A for the fiscal year ended June 30, 1995. In fiscal 1996, AMGC converted these common stock puts into equity and seven year promissory notes. (See "Notes to Consolidated Financial Statements - Note 8").

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

Distribution Methods of Company's Services

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

Competitive Business Conditions

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

      For  employers, the use of temporary personnel is a  proven technique to mitigate the rising costs of recruiting, fringe benefits, employee turnover and other employee-related expenses. These advantages have led many companies to adopt business strategies which focus on their core business competencies, with non-core business support functions being "outsourced" to service companies such as EHI. Outsourcing services remains an emerging industry and is, as such, still relatively undefined. It parallels the temporary help services industry in that it is also highly fragmented, with few large companies operating on a national level. EHI believes all segments within the industry are experiencing a trend toward consolidation and has implemented new strategies to help adapt to the changing marketplace.

Compliance with Government Regulations

      The operations of Eleventh Hour, Inc. do not involve mandatory compliance with non-environmental federal regulations other than employer-related issues such as the 1995 federal Family Medical Leave Act ("FMLA"). As of June 30, 1996, EHI fully complies with the terms of this legislation as a U.S. employer.

Research and Development Costs

      As of June 30, 1996, EHI has not engaged in any material research and development activities or related costs in the prior two years.


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

Employees

      During the period ending June 30, 1996, the Company had one full time employee together with 38 full time employees of the wholly owned subsidiary, Eleventh Hour, Inc. None of these employees are represented by any Union or collective bargaining group and there is no prior history of any strikes, slow-downs or other labor disputes. The Company is highly dependent on its full time employee and certain members of EHI management. (See
Part III, Item 9 and Item 10, "Directors and Executive Officers of the Registrant - Biographical Information").

International Operations

           The  Company conducted operations only in  the  United
States.

Item 2.  Properties

      During the fiscal year ending June 30, 1996, the Company's business offices were located at 8100 East Arapahoe Road, Suite 309, Englewood, CO, 80112, where the Company offices at present. The office space, located in a modern three story building completed in 1987, is leased under a three year non cancelable lease expiring in March, 1998, with a renewal option for an additional two years at the then-current market rate. EHI leases office space for its branch offices in Overland Park, Kansas, Tustin, California, Englewood, Colorado and Springfield, Missouri. (See Operating Leases in Notes to Consolidated Financial Statements). The following is a schedule of future minimum rental payments required under the above referenced operating leases as of June 30, 1996:

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




Item 3.  Legal Proceedings

      On July 19, 1996, the Company became a defendant in Display Group, LLC vs. American Consolidated Growth Corporation, Civil
Action No. 96-CV-1560, Division 5 of Arapahoe County District Court, in the State of Colorado. The suit is a replevin action concerning 1,400,000 shares of ADTI common stock brought by Display Group, LLC, the management arm of Advanced Display Technologies, Inc., a former affiliate of the Company. As of September 30, 1996, the preliminary finding of the Court was that a reasonable probability existed for possession of the shares to be held by the Plaintiff and the shares were turned over to Display Group pending the outcome of a jury trial on the matter.
      As of the date of the filing of this report, the Company is unable to predict the outcome of this matter. In the event the Company is unsuccessful in its efforts to retain the subject shares,  in  the opinion of counsel, no adverse consequences  are anticipated to occur, other than the loss of the title to the stock. Although the shares were written to a value of zero in fiscal 1995, the Company believes the case is material due to other outstanding issues arising from transactions involving the Company and Display Group, LLC, ADTI and their officers and directors. Upon review of the facts and historical evidence available to the Company, Management believes there is a strong likelihood it shall become involved in extensive litigation with these parties in order to recover property of the Company and to protect the interests of the Company and its shareholders. (See "Notes to Consolidated Financial Statements - "Footnote 12").

      In September of 1996, as a separate matter unrelated to the replevin case, the Company received notice from Jeff Robinson of Corporate Partners, Inc. of a claim involving a $250,000 license fee allegedly due CPI as a result of agreements related to the licensing of the ADTI technology between CPI and former management of the Company in prior years. Although no formal suit has been filed, the Company believes there is no basis for the allegation and intends to refute and vigorously defend any such action, if necessary. (See "Notes to Consolidated Financial Statements - "Footnote 12").

      In June of 1996, the Company received notice of Complaint from the North Dakota Securities Commission alleging breach of the State's "Blue Sky" securities laws. The Company believes the action is the outgrowth of an offer by AMGC in February, 1996 to convert a $50,000 obligation owed to a former EHI investor and North Dakota resident into restricted common stock and/or a promissory note. As of June 30, 1996, the Company believes the Commissioner's office will pursue the matter and a hearing was scheduled to be held in October of 1996. The Company has retained special legal counsel in North Dakota to review the case and as of the date of the filing of this report, the Company is unable to predict the outcome of this matter and what, if any, material or financial consequences may result.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 27, 1996, the following directors were appointed for a three year term of service at the annual meeting of security holders of the Company in Englewood, Colorado,: Norman L. Fisher, Valerie A. Fisher, Cory J. Coppage, Geoff Dawson and Joe Lee. The security holders of the Company ratified the following items as contained in the 1996 annual proxy statement:

1)    Election  of  Directors:   The  following  directors   were
appointed for a three year term of service:

               VOTES:             For       Against        Abstain
       Norman L. Fisher       4,993,423     21,232         12,770
       Valerie A. Fisher      5,003,426     18,725          2,767
       Cory J. Coppage        5,003,425     18,723          2,768
       Geoff Dawson           5,003,433      9,644          2,760
       Joe Lee                5,003,433      9,643          2,760

2)     Equity Incentive Plan: 4,184,338     21,401         85,881
     (See below)

3)   Non-Employee Director
     Plan.                    4,147,182     58,873         85,565
     (See below)

4)   Employee Non-Qualified
     Plan.                    4,165,739     36,240         89,641
     (See below)

5)   Annual Meeting Matters.  4,157,694     14,630        119,276
     (None required)

Equity  Incentive  Plan.   The 1996 Equity  Incentive  Plan  (the
"Incentive Plan") was adopted in order to provide for the grant of qualified incentive stock options to full time employees of the Company. The Incentive Plan provides for a maximum number of 800,000 shares of Common Stock. Incentive Plan participation is
limited   to  employees  who  perform  vital  services   in   the
management, operation and development of the Company and who significantly contribute to the achievement of the Company's long-term corporate economic objectives. The following employees
received   100,000  share  incentive  stock  options  under   the
Incentive  Plan:   Norman  L. Fisher,  President,  Treasurer  and
Director, Valerie A. Fisher, Vice President and Director, Cory J. Coppage, Chief Operating Officer, Secretary and Director, and Mary Y. Hartley, EHI Vice President and Controller. All options were granted with an exercise price over thirty percent above the fair market value of the Common Stock at the time of the grant ($0.76 per share), or at $1 per share. As of June 30, 1996, the current market value of the Common Stock remains below the exercise price, therefore no dollar value is attached to the options at present.

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

Employee Non-Qualified Stock Option Plan. The 1996 Employee Non-Qualified Stock Option Plan (the "Employee Plan") was adopted in order to provide for the grant of non-qualified incentive stock options to a key employee of the Company. Under the Employee Plan, the maximum number of shares of Common Stock represented by options is 400,000 shares. Upon exercise of the options, the option holders must pay to the Company the full exercise price as established by the plan in order to acquire their shares. Employee Plan participation is limited to Norman L. Fisher, the Chief Executive Officer of the Company's wholly owned subsidiary, Eleventh Hour, Inc., who performs vital services in the management, operation and development of EHI and significantly contributes to the achievement of the Company's long-term corporate economic objectives. Mr. Fisher received a 400,000 share option to purchase shares of the Company's Common Stock at an exercise price of $1.00 per share. As of June 30, 1996, the exercise price of the option remains above the current market value of the stock and as such, no dollar value is attached to the option.

                             Part II

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters

Market Information

      The  Company's  common  stock, par  value  $.10  per  share
("Common Stock") is traded in the over-the-counter market, NASDAQ, (OTC-BB) under the stock trading symbol "AMGC."

                                        (1) Bid
          Quarter Ending     (2) High         (3) Low
          June 30, 1996      $   0.37         $   .25
          March 31, 1996         0.37             .25
          December 31, 1995      0.25             .18
          September 30, 1995     0.44             .37
          June 30, 1995          0.41             .25
          March 31,1995          1.25             .38
          December 31, 1994      4.50            1.37
          September 30, 1994    10.00b           8.50 (4)
          June 30, 1994          3.50            1.50

(1) Such over-the-counter market quotations reflect inter-dealer prices, without any retail markup, markdown, or commission and may not necessarily represent actual transactions.

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

(4)   In May of 1993, the Company reverse-split its common  stock
10 for 1, which likely contributed to the significant rise in the stock price as shown.

Holders of Record

      As  of  June  30,  1996,  there  were  approximately  2,100 shareholders of record of Common Stock.

Dividends

      For the fiscal years 1994, 1995 and 1996, no dividends were declared or issued by the Company. Due to insufficient capital resources and earnings generated from operations during these years, the Company has been limited in its ability to declare or issue dividends. For these same reasons, in 1995, the Company rescinded a dividend declared by former management in 1991 of $687,435, (See Notes to Consolidated Financial Statements - Note
7. "Commitments"). There are no contractual or written limitations concerning the Company's declaration of dividends in the by-laws or records of the Company.

Item  6.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

      In the fiscal year ending June 30, 1996, revenues were $8,897,455 as compared to the year ending June 30, 1995 of $10,372,461. Following the change in the primary purpose and business of the Company, net loss decreased from $9,973,547 in fiscal 1995 to a net loss of $701,774 in fiscal 1996. However, gross margins remained relatively stable over the same period:
$2,682,410 in fiscal 1995 compared to $2,259,221 in fiscal  1996.
For the year ended June 30, 1996, direct expenses were $6,638,234 and interest expenses totaled $467,481. In fiscal 1995, the Company experienced a non-recurring loss of $7,976,740 resulting from costs associated with the write down and liquidation of certain assets and the internal restructuring of the Company. In fiscal 1996, income related to certain discontinued operations was recognized of $84,237. The Company experienced significant legal, accounting and other related costs which are included in both discontinued and continuing operations. Certain legal costs included in discontinued operations were offset by the gain on sale of investments of approximately $170,000. Decrease in revenues was also attributed to the termination of a major client account in fiscal 1996 as a result of expenses related to workers compensation claims which made the account unprofitable.

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

      Subsequent to June 30, 1996, the Company entered into a preliminary financing agreement with Concord Growth Corporation, of Palo Alto, California to refinance the accounts receivables of EHI. The agreement is expected to significantly reduce EHI's interest expense on accounts receivables financing by over fifty percent and provides a new credit line of up to $1.5 million. The Company believes EHI will utilize the new financing to complete targeted acquisitions of local and regional staffing businesses in the period ending December 31, 1997 and to accomodate future sales growth of EHI. Although no assurance can be provided that acquisitions will be made or EHI future sales will increase, in the opinion of management, the savings to the Company in annual interest payments resulting from the accord will be significant and will have a favorable material impact on the future profitability of the Company.

       During fiscal 1996, the Company has been able to successfully continue operations, to reposition itself in the marketplace, to acquire new management and consulting expertise and to improve its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis.
      The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to development of new business and predictions concerning the results of various legal proceedings as discussed in Item 3. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be innaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Material Commitments for Capital Expenditures

       As of June 30, 1996, the Company has material commitments for capital expenditures including promissory notes of $1,230,594 which come due in February, 2003 and carry 14% interest. The interest is payable quarterly at approximately $45,000 per quarter. (See Notes to Consolidated Financial Statements - Note
8).

Unfavorable Trends or Uncertainties

      The business of Eleventh Hour, Inc. may be subject to various unfavorable trends or uncertainties such as increased competition in the marketplace, rapid consolidation of the staffing services industry and/or a significant decline the health of the U.S. economy. The Company may also be affected by a significant rise or decline in interest rates and the U.S. trading markets and current proposed legislation to increase the minimum wage. The Company can make no determination as to the effect of these factors on operations or the probability such factors will occur.
Seasonal Aspects Bearing Upon Operations

      Eleventh Hour, Inc. is not subject to seasonal fluctuations in its business cycle which have a material impact on operations, other than national and banking holidays, which result in vacation time for many temporary and permanent EHI employees.

Item 7.  Financial Statements and Supplementary Data

      This response is submitted as a separate section of this report (see Consolidated Financial Statements - Pages F-1 to F-
19).

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

The directors serve for a term of three years. All of the above directors were elected at the Company's annual meeting held on June 27, 1996 and will serve until their successors are duly elected and qualified or until their earlier resignation or removal.

Biographical Information

Norman L. Fisher - President, Treasurer and Director
Mr. Fisher is the co-founder, President and Chief Executive Officer of EHI and the President and Treasurer and Director of the Company. He has over twenty years of management experience, including four years with Norrell Services as a Regional Manager from 1978 to 1982 and six years as an Executive Vice President and Managing Director of Talent Tree, Inc. from 1982 to 1988. As a member of the Executive Committee and Board of Directors of Talent Tree, Inc. Mr. Fisher was responsible for the nationwide expansion of operations from a local Houston, Texas-based business with three offices to a major national service with 135 branch locations and approximately $250 million in annual sales. In 1988, Mr. Fisher co-founded EHI in Englewood, Colorado. Mr. Fisher, 49, is a graduate of Western State College and holds a Bachelor of Science Degree in Business Administration. He is a well-known figure in the personnel services industry and has served in various capacities in both national and local industry associations. Mr. Fisher is married to Valerie A. Fisher.

Valerie Fisher - Vice President and Director
Mrs. Fisher, 48, is the co-founder and Executive Vice President of EHI and Vice President and Director of AMGC. She has over eighteen years of experience in the personnel services industry, entering the business as an Account Manager for Norrell Services in 1977. In 1979, Mrs. Fisher was responsible for establishing a new branch location for Norrell in Anaheim, California, which achieved profitability within its first six months of operation. In 1982, she left Norrell to join her husband, Mr. Norman Fisher, in establishing operations in Colorado for Talent Tree, Inc.; a successful enterprise which also achieved profitability within its first seven months of operation. In 1983, as a Managing Director, Mrs. Fisher expanded Talent Tree's presence in Colorado and later, as Vice President and General Manager of the Company's Colorado branch, was responsible for developing a state-of-the-art computer system for the Company, including the majority of all operating systems, accounting systems and sales management functions. Mrs. Fisher was responsible for the creative development of many of Talent Tree's marketing and staffing concepts and supervises these and other functions at EHI.

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

      None of the above directors have held any equity stake in any business that has declared bankruptcy; nor have been convicted of any criminal offense other than minor traffic violations, nor have had any judgements entered against them which would restrict or preclude the director from being involved in securities transactions; nor have any record of violations of securities or commodities laws.

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

Name  and Position        Annual Compensation          Long Term Compensation
                                Salary                      Securities
Underlying Options (1)

Norman L. Fisher              $113,960 (2)                  $500,000
President and Treasurer
President & CEO of EHI

Valerie A. Fisher             $123,527 (2)                  $100,000
Vice President
Executive Vice President of EHI

Cory J. Coppage               $46,512 (3)                   $100,000
Chief Operating Officer
and Secretary

(1) All stock options as indicated above were established by the Compensation Committee of the Company on April 3, 1996 at a fair market value of $0.76 per share. The options carry an exercise price of $1.00 per share and were ratified at the annual meeting held on June 27, 1996. As of June 30, 1996, none of the stock options have been exercised. (See "Part I. Item 4 - Submission of Matters for a Vote of Security Holders").

(2)   Indicates  salary  paid  by  the  Company's  wholly   owned
subsidiary, Eleventh Hour, Inc. Mr. and Mrs. Fisher are full time employees of EHI.

(3)   Indicates  salary  paid  by  the  Company's  wholly   owned
subsidiary, Eleventh Hour, Inc. Mr. Coppage is a full time employee of the Company and EHI charges this expense back to AMGC.

Other Compensation

      Additional compensation paid to officers of the Company during fiscal 1996 included salary and expenses of $18,900 to B. Greg Bohannon, C.P.A., who served as interim Chief Financial Officer from January 25, 1996 to June 14, 1996. The compensation was paid subsequent to June 30, 1996 in the form of 15,000 restricted common AMGC shares at $1.00 per share, with the balance of $3,900 to be paid in cash or by note in the future. On January 25, 1996, Mr. Bohannon received a stock award of 50,000 restricted common AMGC shares as consideration for joining the Company and entered into a stock purchase agreement for an additional 50,000 restricted common AMGC shares. The fair market value of the stock as determined by the Board on January 25, 1996 was $0.25 per share. The stock purchase was made with a one year collateralized note of $12,500 which was accelerated and paid in full on June 27, 1996. (See Item 12. "Certain Relationships and Related Party Transactions").

     Mickey E. Fouts, former interim Chairman and Chief Executive Officer, received compensation of $34,667, including salary and expenses for the period January 17, 1996 to June 27, 1996. On January 17, 1996, Mr. Fouts entered into a stock purchase agreement for 300,000 restricted common AMGC shares at $0.17 per share, the fair market value of the stock as determined by the Board on that date. The purchase was made with a one year collateralized note which was accelerated and paid in full on June 27, 1996. (See Item 12. "Certain Relationships and Related Party Transactions").

      During fiscal 1996, Mary Y. Hartley, Vice President and Controller of EHI, received salary of $66,865 and stock options under the Equity Incentive Plan of 100,000 shares with an exercise price of $1.00 per share. As of June 30, 1996, the options have not been exercised and the stock has not been issued. (See "Part I. Item 4 - Submission of Matters for a Vote of Security Holders - Equity Incentive Plan").

      Other fiscal 1996 compensation for Norman L. Fisher, as CEO and President of EHI included life insurance premiums of $2,792.40 for an Executive Key Man Life Insurance Policy paid to First Colony Life Insurance Company. The premiums were paid by EHI and expensed to AMGC. During fiscal 1996, the Company provided group medical insurance to AMGC officers and employees under EHI's health plan: secretary and C.O.O., Cory J. Coppage, former treasurer Gary Flater, former CEO, Mickey E. Fouts and former AMGC CFO, B. Greg Bohannon. The plan, which is offered through InterCare of Colorado, Inc., provides life, medical, dental and disability coverage at an average cost of approximately $245 monthly per individual. The individuals were covered by the Company under EHI' plan during their respective terms of service. All premiums were paid by EHI and charged as an expense back to the Company. Norman and Valerie Fisher were covered under the same plan as full time employees of EHI.

       The   Company  made  no  contributions  to   any   Defined
Contribution Benefit Plans on behalf of its employees  in  fiscal
1996, other than provision of insurance coverages as described above.

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

Director Agreements and Compensation

      On March 27, 1996, the Company executed outside director agreements with Mr. Dawson and Mr. Lee. The agreements, which became effective on January 17, 1996, provide for a three year term of service and compensation in the form of non-qualified stock options of 25,000 shares per director. Additionally, directors receive $1,600 for attending each of the four quarterly scheduled meetings of the Board, plus expenses. Compensation for meeting attendance is payable at the Company's option in cash or in equivalent AMGC restricted common shares set at the market price on the day of issue. Directors who are U.S. residents are entitled to participate in the Company's health and welfare benefit programs. Employee directors are not entitled to receive compensation for Board service. During fiscal 1996, no compensation was paid or distributed to any directors of the Company. Subsequent to fiscal year ended June 30, 1996, Mr. Dawson received $3,200 for Board meetings attended on March 27, 1996 and June 26, 1996.

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

Name and Address         Number of Shares Held    Percent of Class

Norman L. Fisher,
President and Treasurer         1,053,479  (a)(b)      13.8 %
5002 Mineral Circle
Littleton, CO  80122


Valerie A. Fisher,
Vice President                    635,229  (b)(c)       8.4 %
5002 Mineral Circle
Littleton, CO  80122

Cory J. Coppage,
Chief Operating Officer
and Secretary                    150,000 (d)            1.9 %
7255 E. Quincy Ave, #550
Denver, CO  80237

Geoff Dawson, Director         1,750,000 (e)(f)(h)(i)   23.0 %
22 Kings Court South
Chelsea Manor Gardens
London, England SW3-5EG

Joe Lee, Director                 25,000  (g)            .03 %
4250 S. Olive Street, #216
Denver, CO 80237

Mick Dragoo, Shareholder       1,110,050                14.6 %
8634 S. Willow
Tempe, AZ  85284

George & Philips Holdings,
Ltd., Shareholder              1,275,000  (h)           16.7 %
P.O. Box 438
Roadtown, Tortola BWI

GPD Holdings, Ltd., Shareholder  450,000  (i)           5.9%
c/o Consolidated Services
P.O. Box HM 2257
Hamilton, Bermuda HM JX

Officers and Directors
as a Group (five persons)       3,078,479 (j)           39%(j)

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

Item 12.  Certain Relationships and Related Transactions

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

(See  "Certain Relationships and Related Party Transactions"  and
"Notes to Consolidated Financial Statements - Note 10".)

                             PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

(a)(1) and (a)(2) List of Financial Statements and Schedules
(a)(3)  List  of  Exhibits  (in  accordance  with  Item  601   of
Regulation S-B).

Exhibit Number           Description of Exhibit

3.1                 Articles of Incorporation of the Company*
3.2                 Bylaws of the Company*
3.3                 Material Contracts
3.4                 1996 Annual Proxy Statement
3.5                 Financial Data Schedule


*   (Incorporated  by  reference  to  the  Company's   Form   S-4
Registration Statement, effective with the Commission  on  August
7, 1987, file number 33-13335).






                           SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-8 and has duly caused this amendment to its registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, County of Arapahoe, State of Colorado, on this 16th of October, 1996.

                                     Registrant:
                                     AMERICAN CONSOLIDATED
                                     GROWTH CORPORATION

                                   By: /s/  Norman L. Fisher
                                   Norman L. Fisher, President, Treasurer and
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1933, this amendment to registration statement has been signed below by the following persons in the capacities and on the date indicated.

        Signature                   Title                  Date

 /s/ Norman L. Fisher        President, Chief Executive   October 16, 1994
     Norman L. Fisher     Officer, Treasurer (Principal
                         Accounting Officer) and Director

 /s/ Valerie A. Fisher       Vice President and Director  October 16, 1994
    Valerie A. Fisher


 /s/ Cory J. Coppage         Chief Operating Officer,     October 16, 1994
     Cory J. Coppage        Secretary and Director