Form 10QSB
period 1996-09-30
AMERICAN CONSOLIDATED GROWTH CORP
filed 1996-11-14
CIK 812407

6



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

              For Quarter Ending September 30, 1996

                 Commission File Number 0-16447


            AMERICAN CONSOLIDATED GROWTH CORPORATION
     (Exact name of registrant as specified in its charter)


          Delaware                           52-1508578
    (State of incorporation )                            (I.R.S.
                       Employer ID Number)


     8100 E. Arapahoe Road, Suite 309, Englewood, CO  80112
         (Address of principal executive offices)  (zip code)


                         (303) 220-8686
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [ X ]                No [    ]




As of September 30, 1996, 7,902,670 common shares, $0.10 par value per share, were outstanding.



            AMERICAN CONSOLIDATED GROWTH CORPORATION
                  and Wholly Owned Subsidiaries


                              INDEX


Part I              FINANCIAL INFORMATION

 Item   1.       Consolidated Balance Sheets                         3
                 September 30, 1995 and June 30, 1996

                 Consolidated Statements of Income                   4
                 Three Months Ended September 30, 1996 and 1995

                 Consolidated Statements of Cash Flows               5
                 Three Months Ended September 30, 1996 and 1995

                 Consolidated Statement of Changes in Stockholders'
                  Equity (Deficit)                                   6

 Item 2.         Management's Discussion and Analysis                7



Part II    OTHER INFORMATION

                 Item 1. Legal Proceedings                           8

                 Item 2. Changes in Securities                       9

                 Item 3. Default on    Senior     Securities         9

                 Item 4. Submission of Matters to  a  Vote  of
                         Security Holders                            9

                 Item 5. Other Information                           9

        Item   6.     Exhibits   and   Reports   on   Form    8-K    9


Part III       SIGNATURES                                           10




PART I.
ITEM 1.        AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)

                   CONSOLIDATED BALANCE SHEET

                             ASSETS

                                   September 30, 1996  June  30,1996
                                      (unaudited)
Current assets
 Cash                              $    52,074           $   156,067
 Accounts receivable                   851,586             1,060,389
 Prepaid  expenses                       3,763                34,149
     Total current assets              907,423             1,250,605

Furniture and equipment, net       $   178,969           $   193,181
Other assets                            20,723                20,723

     Total assets                  $ 1,107,115           $ 1,464,509


              LIABILITIES and SHAREHOLDERS' DEFICIT
Current liabilities
 Current  maturities of
  long-term debt                   $  113,136            $   122,532
 Common stock subject to
  put option                           76,600                 84,724
 Note payable                         575,892                764,986
 Notes payable - related party        223,700                206,700
 Checks written in excess of
  bank balance                        190,105                115,610
 Accounts payable                     329,322                382,004
 Accrued payroll                      215,571                457,201
 Accrued expenses - related party      55,630                 84,248
 Other current liabilities            141,530                 84,750
     Total current liabilities      1,921,486              2,302,755

Long-term debt                    $ 1,238,715            $ 1,230,594

Commitments and contingencies

Stockholders' deficit
 Series A, preferred stock, $0.10
  par value; 40,000,000 shares
  authorized.  No shares issued
  and outstanding.
 Common Stock, $0.10 par value;
  40,000,000 shares authorized.
  7,877,315  shares  issued
  and  outstanding                $   787,732            $    757,597

 Additional  paid-in capital      $29,622,942            $ 29,576,028
 Accumulated deficit              (32,463,760)            (32,402,465)
                                   (2,053,086)             (2,068,840)
Total liabilities and
  shareholders' deficit           $ 1,107,115            $  1,464,509


            AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)


              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                        Three Months Ended
                                           September 30,
                                       1996            1995
Revenues                             $2,535,566     $2,405,010

Direct expenses                       1,894,263      1,794,063

Gross margin                            641,303         610,947

Other expenses
 General and
  administrative
  expenses                              565,386         545,604
 Depreciation and amortization           15,616          21,014
 Interest                               121,596          80,295
                                        702,598         646,913

 (Loss) income from
   continuing  operations            $  (61,295)     $  (35,966)

Income (loss) per common share
 From  Continuing  Operations        $     (.01)     $     (.01)

Weighted average shares
 of  common  stock  outstanding       7,705,489       7,180,086



            AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                          Three Months Ended
                                             September 30,
                                         1996           1995
Cash flows from operating activities
 Net loss                              $ (61,295)      $(35,966)
 Adjustments to reconcile net
  loss to net cash used  in
  operations to net cash provided
  by (used in) operating activities:
   Depreciation and amortization
   (including $9,797 from discontinued
   operations in 1995)                   15,616          21,014
  Provision for losses on accounts
   receivable
  Loss on disposal of equipment
  Settlement payments on unrecorded debt
  Gain on sale of investments
  Interest on put option conversion
  Common stock issued for services
  Impairment of investment in affiliates
   and other investments
   Changes in operating assets and
    liabilities
     Accounts receivable                208,803         106,120
     Prepaid expenses                    30,386          12,000
     Other assets                           -            12,890
   Accounts payable and accrued
    liabilities                          78,593        (147,936)
   Accrued wages                       (241,630)             -
      Net cash used in operating
       activities                        30,473      $  (31,878)

Cash flows from investing activities
  Acquisition  of  equipment             (1,404)        (23,179)
  Proceeds from sale  of investment     263,992
     Net change in  due  from
      related parties                    (5,699)
        Net  cash  provided by
         investing activities          $ (1,404)     $ 235,114

Cash flows from financing activities
   Net change in note payable          (197,218)       (76,125)
   Proceeds from related party
    note payable                        (11,618)
  Payments on due to related parties
  Proceeds from long-term  debt          (1,275)
  Principal payments on long-term debt (137,488)
  Payments on capital lease obligations  (1,400)
  Payments on common stock subject
   to put option                         (8,881)
  Proceeds from issuance of  common
   stock                                 77,049         16,500
        Net cash provided by
         (used in) financing
         activities                    (133,062)     $(207,394)

Net increase (decrease) in cash        (103,993)        (4,158)

Cash at June 30,                        156,067          4,158
Cash at September 30,                $   52,074             0



            AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.        Management Representation

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended June 30, 1996.

ITEM 2:   Management's Discussion and Analysis

     In the fiscal quarter ending September 30, 1996, the Company was primarily engaged in the financial development of its subsidiary business, Eleventh Hour, Inc. ("EHI"). For the three month period just ending, the Company produced revenues of $2,535,566 with a net loss of ($61,295). The loss was attributed to costs associated with the restructuring of AMGC and the settlement of professional service fees provided by third parties.

      In the opinion of management, the Company has progressed significantly as compared to the period ending. Following the reduction of short term debt obligations of $1,599,296 in the prior quarter, management has been engaged in negotiations to secure new financing for EHI's accounts receivables. Subsequent to September 30, 1996, a new line of credit of up to $1.5 million has been provided by Concord Growth Corporation of Palo Alto, California. The Company has been able to successfully continue operations, to improve its position in the marketplace, to acquire outside consulting expertise and to strengthen its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. In the fiscal year ending June 30, 1996, such efforts included a change in the primary purpose and business of the Company, the write down and liquidation of all non-performing assets, the resolution of numerous outstanding business matters related to the former business of the Company, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on September 30, 1996 was $52,074 and current assets were $907,423. As of September 30, 1996, the Company had a working capital deficiency of $1,014,063 and a stockholders' deficit of $2,053,086, which includes non-recurring losses of $7,976,740 in fiscal 1995 sustained due to the write down and liquidation of certain technology assets, resolution of outstanding issues related to the former business of the Company and internal restructuring of AMGC. In Management believes the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

            AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Management Representation

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended June 30, 1996.

ITEM 2:   Management's Discussion and Analysis

     In the fiscal quarter ending September 30, 1996, the Company was primarily engaged in the financial development of its subsidiary business, Eleventh Hour, Inc. ("EHI"). For the three month period just ending, the Company produced revenues of $2,535,566 with a net loss of $(61,295), compared to revenues of $2,405,010 and a loss of $(35,966) for the same period in 1995. The loss was attributed primarily to costs associated with settlement of professional services provided by third parties. In the opinion of management, the Company has progressed significantly as compared to the period ending September 30, 1995. Following the reduction of short term debt obligations of $1,599,296 in March of 1996, which helped to improve cash flow for EHI, management has been engaged in negotiations in the current period to secure new financing for EHI's accounts receivables. As of the date of the filing of this report, a new $1.5 million line of credit has been secured with Concord Growth Corporation.

      As of September 30, 1996, the Company has been able to successfully continue operations, to improve its position in the marketplace, to acquire outside consulting expertise and to strengthen its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. For the most recent fiscal year ending June 30, 1996, such efforts included a change in the primary purpose and business of the Company, the write down and liquidation of all non-performing assets, the resolution of numerous outstanding business matters related to the former business of the Company, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on September 30, 1996 was $52,074 and current assets were $907,423. As of September 30, 1996, the Company had a working capital deficiency of $1,014,063 and a stockholders' deficit of $2,053,086, which includes non-recurring losses of $7,976,740 in fiscal 1995 sustained due to the write down and liquidation of certain technology assets and resolution of outstanding issues related to the former business of the Company. Although the Company continues to experience working capital difficulties, in Management's opinion, assuming EHI continues to experience positive cash flow and to be profitable on a going forward basis and provided new sources of outside financing are secured, Management believes the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.


PART II.
ITEM 1.   Legal Proceedings

      On July 19, 1996, the Company became a defendant in Display Group, LLC vs. American Consolidated Growth Corporation, Civil
Action No. 96-CV-1560, Division 5 of Arapahoe County District Court, in the State of Colorado. The suit is a replevin action concerning 1,400,000 shares of ADTI common stock brought by Display Group, LLC, the management arm of Advanced Display Technologies, Inc., a former affiliate of the Company. As of September 30, 1996, the preliminary finding of the Court was that a reasonable probability existed for possession of the shares to be held by the Plaintiff and the shares were turned over to Display Group pending the outcome of a jury trial on the matter. As of September 30, 1996, the Company is unable to determine the outcome of this matter. In the event the Company is unsuccessful in its efforts to retain the subject shares, in the opinion of counsel, no adverse consequences are anticipated to occur, other than the loss of the title to the stock. Although the shares were written to a value of zero in fiscal 1995, the Company believes the case is material due to other outstanding issues arising from transactions involving the Company and Display Group LLC, ADTI and their officers and directors. Upon review of the facts and historical evidence available to the Company, Management believes there is a strong likelihood it shall become involved in extensive litigation with these parties in order to recover property of the Company and to protect the interests of the Company and its shareholders.

      In June of 1996, the Company received notice of Complaint from the North Dakota Securities Commission alleging breach of the State's "Blue Sky" securities laws. Although no formal suit has been filed, the Company believes the inquiry is the outgrowth of an offer by AMGC in February, 1996 to convert a $50,000 obligation owed to a former EHI investor and North Dakota resident into restricted common stock and/or a promissory note. As of June 30, 1996, the Company believes the Commissioner's office will pursue the matter and a hearing was scheduled to be held in October of 1996. The Company has retained special legal counsel in North Dakota to review the case and as of the date of the filing of this report, the Company is unable to determine the outcome of this matter and what, if any, material or financial consequences may result.

      In September of 1996, the Company received notice from the Internal Revenue Service to provide information concerning the tax year ended 1994. A meeting was scheduled on October 9, 1996, to be held at the offices of the Company with an agent of the IRS to determine the accuracy of certain items reported on the Company's tax returns for those periods. As of the date of the filing of this report, the Company is unable to determine the outcome of this examination and what, if any, material or financial consequences may result.

ITEM 2.   Changes in Securities

      (a)   Security Ownership of Certain Beneficial  Owners  and
Management: the following sets forth the number of shares of the Registrant's $0.10 par value common stock beneficially owned by:
(1) each person who, as of September 30, 1996, was known by the Company to own beneficially more than five percent (5%) of its common stock; (2) the individual Directors of the Registrant; and
(3) the Officers and Directors of the Registrant as a group. The outstanding shares as of September 30, 1996 was 7,902,670.





Name and Address                     Number of Shares Held    Percent of Class

Norman L. and Valerie A. Fisher         1,153,479  (a)              14.5 %
5002 Mineral Circle
Littleton, CO  80122

Cory J. Coppage                        150,000 (b)                   1.8 %
7255 E. Quincy Ave, #550
Denver, CO  80237

Geoff Dawson                         1,750,000  (c)(d)             22.0 %
22 Kings Court South
Chelsea Manor Gardens
London, England SW3-5EG

Joe Lee                                 25,000  (e)               .03 %
4250 S. Olive Street, #216
Denver, CO 80237

Mick Dragoo                                   1,110,050          14.0 %
8634 S. Willow
Tempe, AZ  85284

George & Philips Holdings, Ltd.             1,275,000           16.1 %
P.O. Box 438
Roadtown, Tortola BWI

GPD Holdings, Ltd.                          450,000              5.6%
c/o Consolidated Services
P.O. Box HM 2257
Hamilton, Bermuda HM JX

(a) Includes options to purchase 600,000 shares. All shares are held jointly by Mr. and Mrs. Fisher, who are married.
(b) Includes options to purchase 100,000 shares.
(c) Includes options to purchase  25,000 shares.
(d) Mr. Dawson's beneficial ownership of record includes corporate ownership of AMGC shareholdings of George & Philips Holdings, Ltd. and GPD Holdings, Ltd., as shown above. Mr. Dawson is a managing director of both companies and represents such interests as an outside director of the AMGC Board.
(e) Includes options to purchase  25,000 shares.

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

ITEM 3.   Default on Senior Securities.

     As of September 30, 1996, the Company is in arears on $88,351 in redeemable common stock and is negotiating for the settlement and conversion of this amount with third parties into restricted common AMGC stock and/or seven year promissory notes bearing 14% interest annually.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5.   Other Information.

     As of September 30, 1996, the Company had no other reportable events which were not previously disclosed in the below referenced Form 8-K.

ITEM 6.   Exhibits and Reports on Form 8-K

     8-K dated July 3, 1996 hereby incorporated by reference.
     8-K dated April 3, 1996 hereby incorporated by reference.