Form 10QSB
period 1996-12-31
AMERICAN CONSOLIDATED GROWTH CORP
filed 1997-02-19
CIK 812407

4



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

              For Quarter Ending December 31, 1996

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

               Yes [ X ]                No [    ]




As of December 31, 1996, 7,914,466 common shares, $0.10 par value per share, were outstanding.



            AMERICAN CONSOLIDATED GROWTH CORPORATION
                  and Wholly Owned Subsidiaries


                              INDEX


Part I              FINANCIAL INFORMATION

  Item 1.     Consolidated Balance Sheets                     3
               December 31, 1996 and June 30, 1996

              Consolidated Statements of Income               4
               Six Months Ended December 31, 1996 and 1995

              Consolidated Statements of Cash Flows           5
               Six Months Ended December 31, 1996 and 1995

              Consolidated Statement of Changes in
               Stockholders' Equity (Deficit)                 6

   Item 2.    Management's   Discussion   and   Analysis      7



Part II             OTHER INFORMATION

   Item 1.    Legal Proceedings                               8

   Item 2.    Changes in  Securities                          9

   Item 3.    Default on Senior Securities                    9

   Item 4.    Submission of Matters to  a  Vote  of  Security
               Holders                                        9

   Item 5.    Other Information                               9

   Item 6.    Exhibits   and   Reports   on   Form    8-K     9


Part III       SIGNATURES                                    10




PART I.
ITEM 1.        AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)

                   CONSOLIDATED BALANCE SHEET

                             ASSETS

                                    December 31, 1996      June 30, 1996
                                       (unaudited)
Current assets
 Cash                                 $        7              $156,067
 Accounts receivable                     788,045             1,060,389
 Prepaid expenses                         15,329                34,149
    Total current assets                 803,381             1,250,605

Furniture and equipment, net             154,097               193,181
Other assets                              24,343                20,723

Total  assets                         $  981,821            $1,464,509


              LIABILITIES and STOCKHOLDERS' DEFICIT
Current liabilities
 Current maturities of long-term debt $   138,136           $   122,532
 Common  stock  subject to  put  option    51,213                84,724
 Note payable                             644,432               764,986
 Notes payable - related  party           230,700               206,700
 Checks written in excess of bank balance 131,307               115,610
 Accounts payable                         461,119               382,004
 Accrued payroll                           68,832               457,201
 Accrued expenses - related party          52,534                84,248
 Other  current liabilities               257,925                84,750
       Total current liabilities        2,036,198             2,302,755

Long-term  debt                       $ 1,267,999         $   1,230,594

Commitments and contingencies

Stockholders' deficit
 Series A, preferred stock, $0.10 par value;
  40,000,000 shares authorized.
  No shares issued and outstanding.
  Common Stock, $0.10 par value;
  40,000,000 shares authorized.
  7,914,466   shares  issued  and
  outstanding                            788,908                757,597

Additional  paid-in capital           29,622,669             29,576,028
Accumulated deficit                  (32,733,953)           (32,402,465)
                                      (2,322,376)            (2,068,840)
Total liabilities and shareholders'
 deficit                            $    981,821           $  1,464,509



            AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)


              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                               Three Months Ended            Six Months Ended
                                  December 31,                  December 31,
                              1996           1995           1996        1995
Revenues                  $2,393,028    $2,147,607        $4,928,594  $4,552,617

Direct expenses            1,825,591     1,590,256         3,719,854   3,384,319

Gross margin                 567,437       557,351         1,208,740   1,168,298

Other expenses
 General and administrative
  expenses                   714,310       663,319         1,279,696   1,208,923
 Depreciation and
  amortization                18,115        19,523            33,731      40,537
 Interest                    105,205        90,047           226,801     170,342
                             837,630       772,889         1,540,228   1,419,802

(Loss) income from
 continuing  operations    $(270,193)    $(215,538)       $(331,488)  $(251,504)

Income (loss) per common share
 From Continuing Operations $   (.03)    $    (.03)       $    (.04)  $    (.03)

Weighted average shares
 of  common  stock
 outstanding               7,705,489     7,180,086         7,914,466   7,339,887



              AMERICAN CONSOLIDATED GROWTH CORPORATON
                 (and Wholly Owned Subsidiaries)

  Consolidated Statement of Changes in Stockholders' Equity (Deficit)


                                                                    Total
                                       Additional                Stockholders'
                      Common Stock       Paid-in   Accumulated      Equity
                    Shares     Amount    Capital      Deficit      (Deficit)
Balance June 30,
 1995             7,162,520   $716,252 $28,600,435 $(31,700,691)  $(2,384,004)

Common stock issued
 for cash             5,000        500       4,500           -          5,000

Common stock issued
 for services       495,750     49,575      62,800           -        112,375

Common stock issued for
 conversion of notes
 payable            109,167     10,917      98,898           -        109,815

Common stock issued for
 conversion of put
 options            368,702     36,870     331,832           -        368,702

Retirement of common
 stock             (565,173)   (56,517)     75,718           -         19,201

Accrued officers'
 salaries contributed
 to capital               -         -      401,845           -        401,845

Net loss                  -         -           -         (701,774)  (701,774)

Balance June 30,
 1996             7,575,966    757,597  29,576,028     (32,402,465) (2,068,840)

Common stock issued
 for services       254,000     25,400       9,300            -         34,700

Common stock issued for
 conversion of notes
 payable             66,854      6,685      40,616            -         47,301

Retirement of common
 stock              (18,225)    (1,826)     (3,275)           -         (5,101)

Common stock         10,516      1,052         -              -          1,052

Net loss                 -          -          -           (331,488)  (331,488)

Balance December 31,
 1996            7,889,111    $788,988 $29,622,669    $(32,733,953) $(2,322,376)



            AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                      Six Months Ended
                                                          December 31,
                                                      1996          1995
Cash flows from operating activities
 Net  loss                                         $(331,488)      $(35,966)
 Adjustments to reconcile net loss to
  net  cash  used  in operations
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization (including
    $9,797 from discontinued operations in 1995)      33,731         21,014
   Provision for losses on accounts receivable
   Loss on disposal of equipment
   Settlement payments on unrecorded debt
   Gain on sale of investments
   Interest on put option conversion
   Common stock issued for services
   Impairment of investment in affiliates and other
    investments
    Changes in operating assets and liabilities
     Accounts receivable                            272,344        106,120
     Prepaid expenses                                18,820         12,000
     Other    assets                                 (3,620)        12,890
     Accounts payable and accrued liabilities        68,811       (147,936)
     Accrued wages                                 (231,631)            -
        Net cash used in operating activities      (173,033)    $  (31,878)

Cash flows from investing activities
 Acquisition of equipment                         $   5,353     $  (23,179)
 Proceeds from sale of investment                                  263,992
 Net change in due from related parties                             (5,699)
        Net  cash  provided by investing
         activities                               $   5,353      $ 235,114

Cash flows from financing activities
 Net change in note payable                        (120,554)       (76,125)
 Proceeds from related party - note payable         (24,000)
 Payments on due to related parties
 Proceeds from long-term debt                        53,009
 Principal payments on long-term debt                             (137,488)
 Payments on capital lease obligations                              (1,400)
 Payments on common stock subject to put option      25,213         (8,881)
 Proceeds from issuance of common stock              77,952         16,500
        Net  cash  provided by (used in)
         financing  activities                       11,620      $(207,394)

Net increase (decrease) in cash                    (156,060)        (4,158)

Cash at June 30,                                    156,067          4,158
Cash at December 31,                              $       7      $       0



                    AMERICAN CONSOLIDATED GROWHT CORPORATION
                          (and Wholly Owned Subsidiaries)

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

ITEM 2:   Management's Discussion and Analysis

       In the fiscal quarter ending December 31, 1996, the Company was primarily engaged in the financial development of its subsidiary business, Eleventh Hour, Inc. ("EHI"). For the six month period just ending, the Company produced revenues of $4,928,594 with a net loss of ($331,488). The loss was attributed to costs associated with the restructuring of AMGC, interest expenses on long term debt and the settlement of professional service fees provided by third parties.

        In    the    opinion   of   management,   the   Company   has   improved
significantly as compared to the period just ending. During the quarter ended December 31, 1996, the Company successfully secured a new financing contract with Concord Growth Corporation of Palo Alto, California. The contract effectively reduces EHI's interest expense on its accounts receivables financing by fifty percent and improves EHI operating cash flow and profitability on a going-forward basis.

        During    the   quarter   ended   December   31,   1996,   the   Company
entered into a letter of intent with International Nursing Services, Inc., (INS) concerning the proposed sale of Eleventh Hour, Inc. to INS. The terms of the proposed transaction include the transfer of the Eleventh Hour name and EHI assets to INS, as well as certain liabilities of both EHI and AMGC, in return for shares of the issued and outstanding common stock of INS, (stock symbol: NURS). Although no assurance can be provided the transaction will be closed successfully, management believes the transaction represents an important opportunity for the Company to improve asset value, reduce debt and increase shareholder value overall. During the current period, the Company has been able to successfully continue operations, to improve its position in the marketplace, to acquire outside consulting expertise and to strengthen its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. In the fiscal year ending June 30, 1996, such efforts included the resolution of numerous outstanding business matters related to the former business of the Company, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues.



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

ITEM 2:   Management's Discussion and Analysis

       In the fiscal quarter ending December 31, 1996, the Company was primarily engaged in the financial development of its subsidiary business, Eleventh Hour, Inc. ("EHI"). During the quarter ended December 31, 1996, the Company signed a definitive agreement with International Nursing Services, Inc., (INS) concerning the proposed sale of Eleventh Hour, Inc. to INS. The terms of the proposed transaction include the transfer of the Eleventh Hour name and EHI assets to INS, as well as certain liabilities of both EHI and AMGC, in return for shares of the issued and outstanding common stock of INS, (stock symbol: NURS). As of the date of filing of this report, the Company is awaiting
proxy   approval   from   the  Securities  Exchange   Commission   to   hold   a
shareholder vote on the matter. Although no assurance can be provided the transaction will be closed successfully, or that proxy approval will be forthcoming, management believes the transaction represents an important opportunity for the Company to improve asset value, reduce debt and increase shareholder value overall.
       During the current period, the Company has been able to successfully continue operations, to improve its position in the marketplace, to acquire outside consulting expertise and to strengthen its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. In the fiscal year ending June 30, 1996, such efforts included the resolution of numerous outstanding business matters related to the former business of the Company, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues. For the six month period just ending, the Company produced revenues of $4,928,594 with a net loss of ($331,488). The loss was attributed to decreased performance of the subsidiary, costs associated with the restructuring of AMGC, interest expenses on long term debt and accounts receivable financing and the settlement of professional service fees provided by third parties.
        In    the    opinion   of   management,   the   Company   has   improved
significantly as compared to the period just ending. During the quarter ended December 31, 1996, the Company successfully secured a new financing contract with Concord Growth Corporation of Palo Alto, California. The contract effectively reduces EHI's interest expense on its accounts receivables financing by fifty percent and the Company believes it will improve EHI operating cash flow and profitability on a going-forward basis.






Liquidity and Capital Resources

       Cash   and   cash  equivalent's  balance  on  December   31,   1996   was
$7 and current assets were $803,381. As of December 31, 1996, the Company had a working capital deficiency of $1,232,817 and a stockholders' deficit of $2,322,376, which includes non-recurring losses of $7,976,740 in fiscal 1995 sustained due to the write down and liquidation of certain technology assets, resolution of outstanding issues related to the former business of the Company and internal restructuring of AMGC. Provided new sources of working capital can be secured, in the opinion of management, the
Company   will   be   able   to   successfully   meet   all   of   its   current
obligations. However, no assurances can be given the Company will be successful in these endeavors.

PART II.
ITEM 1.   Legal Proceedings

       During the quarter ended December 31, 1996, the Company was a defendant in civil action 96-CV-1560, Division 5, Arapahoe County, Colorado; Display Group, LLC vs. American Consolidated Growth Corporation. The suit is a replevin action concerning the
Company's former shareholdings of ADTI common stock. Following a preliminary finding of the Court, the shares were turned over to Display Group, LLC, the management arm of Advanced Display
Technologies, Inc., a former affiliate of the Company, pending the outcome of a jury trial. As of December 31, 1996, in the
opinion   of   special   AMGC  legal  counsel,  the   Company   is   unable   to
determine   the   outcome   of   the   case.    However,   no   other    adverse
consequences are anticipated to occur as the ADTI shares were written to a value of zero in fiscal 1995.

       As of December 31, 1996, the Company was the subject of an informal inquiry from the North Dakota Securities Commission
alleging    potential   breach   of   the   State's   "Blue   Sky"    securities
laws.     The    Company   believes   the   inquiry   is   the   outgrowth    of
certain   debt   conversion   negotiations  with   a   North   Dakota   resident
concerning   a   $50,000   investment   made   in   Eleventh   Hour,   Inc.   in
prior years. As of December 31, 1996, the Company is unable to determine the outcome of this matter and what, if any, material or financial consequences may result.


ITEM 2.   Changes in Securities

        (a)     Security   Ownership   of   Certain   Beneficial   Owners    and
Management:   the   following  sets  forth  the  number   of   shares   of   the
Registrant's   $0.10   par   value   common   stock   beneficially   owned   by:
(1)   each   person   who,  as  of  December  31,  1996,  was   known   by   the
Company   to   own   beneficially  more  than   five   percent   (5%)   of   its
common   stock;   (2)   the  individual  Directors  of   the   Registrant;   and
(3) the Officers and Directors of the Registrant as a group. The outstanding shares as of December 31, 1996 was 7,914,466.


Name and Address                   Number of Shares Held        Percent of Class

Norman L. and Valerie A. Fisher            949, 279  (a)             13 %
5002 Mineral Circle
Littleton, CO  80122

Cory J. Coppage                             150,000 (b)            1.8 %
7255 E. Quincy Ave, #550
Denver, CO  80237

Geoff Dawson                          1,750,000  (c)(d)           22.0 %
22 Kings Court South
Chelsea Manor Gardens
London, England SW3-5EG

Joe Lee                                 49,000  (e)                .03 %
4250 S. Olive Street, #216
Denver, CO 80237

Mick Dragoo                          1,110,050                    14.0 %
8634 S. Willow
Tempe, AZ  85284

George & Philips Holdings, Ltd.       1,275,000                  16.1 %
P.O. Box 438
Roadtown, Tortola BWI

GPD Holdings, Ltd.                      450,000                   5.6%
c/o Consolidated Services
P.O. Box HM 2257
Hamilton, Bermuda HM JX

(a) Includes options to purchase 400,000 shares. All shares are held jointly by Mr. and Mrs. Fisher, who are married.
(b) Includes options to purchase 100,000 shares.
(c) Includes options to purchase  25,000 shares.
(d) Mr. Dawson's beneficial ownership of record includes corporate ownership of AMGC shareholdings of George & Philips Holdings, Ltd. and GPD Holdings, Ltd., as shown above. Mr. Dawson is a managing director of both companies and represents such interests as an outside director of the AMGC Board.
(e) Includes options to purchase  25,000 shares.

(1) All ownership is beneficial and of record except as specifically indicated otherwise.
(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of December 31, 1996. The economic interest and security ownership indicated above includes qualified and non-qualified stock options awarded by the Company to certain key executives on or before April 3, 1996.
(3) Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.










ITEM 3.   Default on Senior Securities.

     As of December 31, 1996, the Company is in arears on $88,351 in redeemable common stock and is negotiating for the settlement and conversion of this amount with third parties into restricted common AMGC stock and/or seven year promissory notes bearing 14% interest annually.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5.   Other Information.

        During    the   quarter   ended   December   31,   1996,   the   Company
received notice from the Internal Revenue Service to provide information concerning the tax year ended 1994. As of the date of the filing of this report, the Company is unable to determine the outcome of this examination and what, if any, material or financial consequences may result.

     As of September 30, 1996, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

ITEM 6.   Exhibits and Reports on Form 8-K

     8-K dated July 3, 1996 hereby incorporated by reference.
     8-K dated April 3, 1996 hereby incorporated by reference.