Form 10QSB
period 1997-03-31
AMERICAN CONSOLIDATED GROWTH CORP
filed 1997-05-20
CIK 812407

4



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                For Quarter Ending March 31, 1997

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

               Yes [ X ]                No [    ]




As of March 31, 1997, 9,754,190 common shares, $0.10 par value per share, were outstanding.



            AMERICAN CONSOLIDATED GROWTH CORPORATION
                  and Wholly Owned Subsidiaries


                              INDEX


Part I              FINANCIAL INFORMATION

Item  1.       Consolidated Balance Sheets                          3
               March 31, 1997 and June 30, 1996

               Consolidated Statements of Income                    4
               Nine Months Ended March 31, 1997 and 1996

               Consolidated Statements of Cash Flows                5
               Nine Months Ended March 31, 1997 and 1996.

               Consolidated Statement of Changes in Stockholders'
                (Deficit)                                           6

Item 2.        Management's   Discussion   and   Analysis           7



Part II             OTHER INFORMATION

Item 1.        Legal Proceedings                                    8

Item 2.        Changes in  Securities                               9

Item 3.        Default on Senior Securities                         9

Item 4.        Submission of Matters to  a  Vote  of  Security
                Holders                                             9

Item 5.        Other Information                                    9

Item 6.        Exhibits   and   Reports   on   Form    8-K          9


Part III       SIGNATURES                                          10




PART I.
ITEM 1.        AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)

                   CONSOLIDATED BALANCE SHEET

                             ASSETS

                                    March 31, 1997      June  30, 1996
                                      (unaudited)
Current assets
 Cash                                 $     204          $    156,067
 Accounts    receivable                 891,779             1,060,389
 Prepaid  expenses                       10,200                34,149
    Total current assets                902,183             1,250,605

Furniture and equipment,  net           138,481               193,181
Other assets                             19,993                20,723

Total  assets                        $1,060,657            $1,464,509


              LIABILITIES and SHAREHOLDERS' DEFICIT
Current liabilities
Current  maturities of long-term
  debt                               $  138,136             $ 122,532
Common stock subject to put option       51,213                84,724
Note payable                            699,005               764,986
Notes payable - related  party          230,700               206,700
Checks written in excess of bank
 balance                                158,772               115,610
Accounts payable                        553,995               382,004
Accrued payroll                         112,725               457,201
Accrued expenses - related party         53,317                84,248
Other  current liabilities              241,174                84,750
    Total current liabilities         2,239,037             2,302,755

Long-term  debt                      $1,267,999            $1,230,594

Commitments and contingencies

Stockholders' deficit
 Series A, preferred stock, $0.10 par value;
  40,000,000 shares authorized.
  No shares issued and outstanding.
 Common Stock, $0.10 par value;
  40,000,000 shares authorized.
  9,754,190 shares issued and
   outstanding                       $  972,880            $  757,597

 Additional  paid-in capital         29,438,696            29,576,028
 Accumulated deficit                (32,857,955)          (32,402,465)
                                     (2,446,379)           (2,068,840)
Total liabilities and shareholders'
 deficit                             $1,060,657            $1,464,509

                          See notes to consolidated financial statements.


            AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)


              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                             Nine Months Ended
                                                 March 31,
                                          1997               1996

Revenues                               $7,308,063         $4,552,617

Direct expenses                         5,540,062          3,384,319

Gross margin                            1,768,001          1,168,298

Other expenses
 General and administrative expenses    1,857,638          1,208,923
 Depreciation and amortization             53,097             40,537
 Interest                                 312,756            170,342
                                        2,223,491          1,419,802

 (Loss) income from continuing
   operations                         $  (455,490)        $ (251,504)

Income (loss) per common share
  From continuing operations          $      (.05)        $     (.03)

Weighted average shares
 of common stock outstanding            9,754,190          7,339,887


                       See notes to consolidated financial statements.


            AMERICAN CONSOLIDATED GROWTH CORPORATION
                 (and Wholly Owned Subsidiaries)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                  Nine Months Ended
                                                       March 31,
                                                 1997           1996
Cash flows from operating activities
 Net loss                                    $(455,490)       $(35,966)
  Adjustments to reconcile net loss
   to net cash used in operations
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization
     (including $9,797 from discontinued
     operations in 1995)                        53,097          21,014
     Provision for losses on accounts receivable
     Loss on disposal of equipment
     Settlement payments on unrecorded debt
     Gain on sale of investments
     Interest on put option conversion
     Common stock issued for services
     Impairment of investment in affiliates and other
     investments
     Changes in operating assets and liabilities
      Accounts receivable                      168,610        106,120
      Prepaid  expenses                         23,949         12,000
      Other assets                                 730         12,890
      Accounts payable and accrued liabilities 328,415       (147,936)
      Accrued wages                           (344,476)           -
        Net cash used in operating activities (225,165)       (31,878)

Cash flows from investing activities
    Acquisition   of  equipment                  1,603        (23,179)
    Proceeds from sale of investment                -         263,992
    Net change in due from related parties          -          (5,699)
        Net cash provided by investing
          activities                             1,603        235,114

Cash flows from financing activities
  Net change in note payable                   (65,981)       (76,125)
  Proceeds from related party - note payable   (24,000)
  Payments on due to related parties
  Proceeds from long-term debt                  54,515
  Principal payments on long-term debt                       (137,488)
  Payments on capital lease obligations                        (1,400)
  Payments on common stock subject to
   put option                                   25,213         (8,881)
  Proceeds from issuance of common stock        77,952         16,500
        Net cash provided by (used in)
         financing  activities                  67,699       (207,394)

Net increase (decrease) in cash               (155,863)        (4,158)

Cash at June 30,                               156,067          4,158
Cash  at March 31,                          $      204      $       0

             See notes to consolidated financial statements.



                    AMERICAN CONSOLIDATED GROWTH CORPORATION
       Consolidated Statement of Changes in Stockholders' Deficit
                                 March 31, 1997

                                                                      Total
                          Common Stock    Paid-in    Accumulated   Stockholders'
                       Shares    Amount   Capital      Deficit        Deficit
Balance June 30,      7,162,520 $716,252 $28,600,435 $(31,700,691) $(2,384,004)
1995
Common stock issued for
 cash                     5,000      500       4,500           -         5,000
Common stock issued for
 services               495,750   49,575      62,800           -       112,375
Common stock issued for
 conversion of notes
 payable                109,167   10,917      98,898           -       109,815
Common stock issued for
 conversion of put
 options                368,702   36,870     331,832           -       368,702
Retirement of common   (565,173) (56,517)     75,718           -        19,201
 stock
Accrued officers'
 salaries contributed
 to capital                 -        -       401,845           -       401,845
Net loss                    -        -          -          (701,774)  (701,774)

Balance June 30,      7,575,966  757,597  29,576,028    (32,402,465)(2,068,840)
 1996
Common stock issued for
 cash                       -        -          -              -            -
Common stock issued for
 services               254,000   25,400       9,300           -        34,700
Common stock issued for
 conversion of notes
 payable                 66,854    6,685      40,615           -        47,300
Common stock issued for
 conversion of put
 options              1,839,724  183,972    (183,973)          -            -
Retirement of common
 stock                  (18,225)  (1,826)     (3,275)          -        (5,101)
Common stock             10,516    1,052          -            -         1,052
Net loss                    -        -            -            -      (455,490)
Balance March 31,
 1997                $9,728,835  972,880 $29,438,696 $(32,857,955) $(2,446,379)


                       See notes to financial statements.

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

ITEM 2:   Management's Discussion and Analysis

       In the fiscal quarter ending March 31, 1997, the Company was primarily engaged in the financial development of its subsidiary business, Eleventh Hour, Inc. ("EHI"). For the nine month period just ending, the Company produced revenues of $___________ with a net loss of ($________). The loss was attributed to costs lower than expected sales during the post holiday season, costs associated with the restructuring of AMGC, interest expenses on long term debt and the settlement of professional service fees provided by third parties.

        In    the    opinion   of   management,   the   Company   has   improved
significantly   as   compared   to  the  period   just   ending.    During   the
quarter ended March 31, 1997, the Company successfully implemented certain overhead cost reductions while adding new sales team members to the Eleventh Hour, Inc. staff. The former loss trend appears to be easing with March 1997 sales of $______________, a ____% increase over the same monthly period
last    year.    The   Company's   growth   strategies   are   designed   expand
EHI's market presence in key markets and to improve profitability on a going-forward basis.

        During the quarter ended March 31, 1997, the Company terminated negotiations with International Nursing Services, Inc., (INS) concerning the proposed sale of Eleventh Hour, Inc., and subsequently began new negotiations with several interested third parties. The proposed transaction entails a stock for stock exchange with a financially stronger and larger public company buyer. During the current period, the Company has been able to successfully continue operations, to improve its position in the marketplace, to acquire outside consulting expertise and to strengthen its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. In the prior fiscal year ending June 30, 1996, such efforts included the resolution of numerous outstanding business matters related to the former business of the Company, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues.





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

ITEM 2:   Management's Discussion and Analysis

       In the fiscal quarter ending March 31, 1997, the Company was primarily engaged in the financial development of its subsidiary
business,   Eleventh   Hour,  Inc.  ("EHI").   For   the   nine   month   period
just ending, the Company produced revenues of $7,308,063 with a net loss of ($455,490). The loss was attributed to unanticipated seasonal factors affecting EHI sales in certain markets, costs associated with the restructuring of AMGC, interest expenses on long term debt and the settlement of professional service fees provided by third parties.

        In    the    opinion   of   management,   the   Company   has   improved
significantly   as   compared   to  the  period   just   ending.    During   the
quarter ended March 31, 1997, the Company successfully implemented certain overhead cost reductions while adding new
sales   team   members   to  the  Eleventh  Hour,  Inc.   staff.    The   former
loss   trend   appears   to   be  easing  through   March   1997,   with   gross
sales of $2,755,446; a 61% increase over the same nine month period last year. The Company's growth strategies are designed to expand EHI's market presence in key markets, to improve asset value, reduce debt, and to increase profitability through generation of new sales.

        During the quarter ended March 31, 1997, the Company terminated negotiations with International Nursing Services, Inc., (INS) concerning the proposed merger of Eleventh Hour, Inc.
into INS. Subsequent to March 31, 1997, the Board of Directors continues to explore alternative financial structures and related opportunities in order to provide additional financing for the
future   growth   of   EHI   and  to  maximize  AMGC  shareholder   value   over
the long term.

     During the current period, the Company has been able to successfully continue operations, to improve its position in the marketplace, to acquire outside consulting expertise and to strengthen its marketing strategies. All of these efforts have been made for the purpose of increasing profitability and shareholder value on a going forward basis. In the prior fiscal year ended June 30, 1996, such efforts included the resolution of numerous outstanding business matters related to the former technology development business of the Company, the reduction or elimination of significant portions of short term debt and the
adoption   of   new   measures  designed  to  increase   working   capital   and
revenues.




Liquidity and Capital Resources

       Cash   and   cash   equivalent's  balance   on   March   31,   1997   was
$204   and   current  assets  were  $902,183.    As  of  March  31,   1997   the
Company   had   a   working   capital   deficiency   of   $1,336,854    and    a
stockholders' deficit of $2,446,379, which includes resolution of outstanding issues related to the former business of the Company and internal restructuring of AMGC.

       Provided   new   sources  of  working  capital   can   be   secured,   in
the opinion of management, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.


PART II.
ITEM 1.   Legal Proceedings

       During the quarter ended December 31, 1996, the Company was a defendant in civil action 96-CV-1560, Division 5, Arapahoe County, Colorado; Display Group, LLC vs. American Consolidated Growth Corporation. The suit is a replevin action concerning the Company's former shareholdings of ADTI common stock.
        Following   a   preliminary   finding   of   the   Court,   the   shares
were turned over to Display Group, LLC, the management arm of Advanced Display Technologies, Inc., a former affiliate of the
Company, pending the outcome of a jury trial. As of March 31, 1997, in the opinion of special AMGC legal counsel, the Company is unable to determine the outcome of the case. However, no other adverse consequences are anticipated to occur as the ADTI shares were written to a value of zero in fiscal 1995.

       As   of   March   31,   1997,  the  Company  was  the   subject   of   an
informal    inquiry    from    the    North   Dakota    Securities    Commission
alleging    potential   breach   of   the   State's   "Blue   Sky"    securities
laws.     The    Company   believes   the   inquiry   is   the   outgrowth    of
certain   debt   conversion   negotiations  with   a   North   Dakota   resident
concerning a $50,000 investment made in Eleventh Hour, Inc. in prior years. As of March 31, 1997, the Company is unable to determine the outcome of this matter and what, if any, material or financial consequences may result.


ITEM 2.   Changes in Securities

        (a)     Security   Ownership   of   Certain   Beneficial   Owners    and
Management:   the   following  sets  forth  the  number   of   shares   of   the
Registrant's   $0.10   par   value   common   stock   beneficially   owned   by:
(1)   each   person   who,   as   of  March  31,   1997   was   known   by   the
Company   to   own   beneficially  more  than   five   percent   (5%)   of   its
common   stock;   (2)   the  individual  Directors  of   the   Registrant;   and
(3) the Officers and Directors of the Registrant as a group.

       The   outstanding  number  of  common  shares  as  of  March   31,   1997
was 9,754,190

     (see table on page 9 of this report below).





Name and Address                      Number of Shares Held    Percent of Class
Norman L. and Valerie A. Fisher            949,279  (a)                9.7 %
5002 Mineral Circle
Littleton, CO  80122

Cory J. Coppage                            150,000  (b)                 1.5 %
7255 E. Quincy Ave, #550
Denver, CO  80237

Geoff Dawson                              1,750,000  (c)(d)              18 %
C/o Norris & Company
248 High Street
Beckenham, Kent, England BR3 1D2

Joe Lee                                      49,000  (e)                .05 %
4250 S. Olive Street, #216
Denver, CO 80237

Mick Dragoo                               1,110,050                    11.3 %
10167 Quail View Dr.
Escondido, CA 92026

George & Philips Holdings, Ltd.           1,275,000                      13 %
P.O. Box 438
Roadtown, Tortola BWI

GPD Holdings, Ltd.                          450,000                     4.6%
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

ITEM 3.   Default on Senior Securities.

     As of March 31, 1997, the Company is in arears on $88,351 in redeemable common stock and is negotiating for the settlement and conversion of this amount with third parties into restricted common AMGC stock and/or seven year promissory notes bearing 14% interest annually.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5.   Other Information.

       During the quarter ended March 31, 1997, the Company was the subject of an audit review by the Internal Revenue Service to provide information concerning the tax year ended 1994. As of the date of the filing of this report, the Company is unable to determine the outcome of this examination and what, if any, material or financial consequences may result.

     As of March 31, 1997, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

ITEM 6.   Exhibits and Reports on Form 8-K

     Forms 8-K dated March 17, 1997, October 19, 1996, and July
3, 1996
     hereby incorporated by reference.