Form 10KSB
period 1997-06-30
AMERICAN CONSOLIDATED GROWTH CORP
filed 1997-10-22
CIK 812407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ending June 30, 1997
                         Commission File Number 0-16447

                    AMERICAN CONSOLIDATED GROWTH CORPORATION
               (Exact name of Issuer as specified in its charter)

        Delaware                                         52-1508578
(State of incorporation )                   (I.R.S. Employer Identification No.)

               5031 S. Ulster Street, Suite 205, Denver, CO 80237
              (Address of principal executive offices and zip code)

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

                       Yes [ X ]                   No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X ]

     Issuer's revenues for its most recent fiscal year: $10,207,667.

     The aggregate market value of the voting stock of the Issuer held by non-affiliates as computed by reference to the prices at which the stock was sold and the average of the bid and ask prices of such stock within the prior sixty days as of June 30, 1997, was $503,000. A total of 7,185,711 common shares were owned by non-affiliates as of June 30, 1997.

     The number of shares of Common Stock, $.10 par value, outstanding on June 30, 1997 was 9,754,190 shares.

     Transitional Small Business Disclosure (check one): Yes (   ) No ( X )

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None.

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



SIGNATURES


FINANCIAL STATEMENTS AND SCHEDULES

                                     PART I

Item 1. Description of Business.
--------------------------------

     American Consolidated Growth Corporation (the "Company" or "AMGC") is a U.S. public company engaged in the financial development of its wholly owned subsidiary, Eleventh Hour, Inc. The common stock of the Company is traded under the symbol "AMGC" on the Electronic Bulletin Board, NASDAQ (OTC-BB). The principal executive offices of the Company are located at 5031 S. Ulster Street, Suite 205, Denver, CO 80237. Telephone number: (303) 220-8686. Facsimile number:
(303) 220-7781.

     Eleventh Hour, Inc. (EHI) is a staffing services business engaged in temporary and permanent employee placement and outsourcing. At June 30, 1997, EHI represents the sole revenue producing investment of the Company. The wholly owned subsidiary was acquired for stock and debt assumption on July 1, 1994. (See "Business of Issuer" and "Investments - Eleventh Hour, Inc."). Prior to 1994, the primary purpose and business of the Company was "technology banking," or capitalizing and developing U.S. emerging growth technologies. Investments in research and development technologies included equity holdings in Advance Display Technologies, Inc., ("ADTI") a fiber optics display company, and Ultratech Knowledge Systems, Inc., dba AGTsports, Inc., ("AGT") a computer software and services business targeting golf and sports recreation markets. Due to the non-performance of both investments in prior years, these assets were written off in fiscal 1995. (See the Company's Form 10-KSB/A, June 30, 1995).

     During the fiscal year ended June 30, 1995, the Company acquired new management and changed the Company's primary focus to develop the business of Eleventh Hour, Inc. For the fiscal year ending June 30, 1997, EHI produced unaudited gross revenues of $10,207,667, with net earnings of $173,522. As of the date of filing of this report, the Company is negotiating with its principal independent auditors to obtain a certified audit for the fiscal year ended June 30, 1997. For the most recent audited financial statements, please refer to the Company's Form 10-KS/A for the fiscal year ending June 30, 1996.

     As of June 30, 1997, AMGC had a working capital deficiency of approximately $1,362,581 and a stock holders' deficit of $2,497,260. Due to the recurring loss history of the Company and considering the limited number of sources of new funding for working capital, the auditors of the Company have raised significant doubts as to the abilities of the Company to continue as a going concern. Following the completion of a comprehensive restructuring program in fiscal 1997, management has implemented plans to reduce overhead at every level while increasing sales performance at EHI. (See "Management Discussion and Analysis" below). Provided new sources of financing are secured, the Company believes it will be able to successfully meet all of its current obligations, however, no assurances can be provided this will occur.

Investments

     As of June 30,  1997,  the Company had active  investments  in one company:
Eleventh Hour, Inc., a wholly owned subsidiary engaged in the staffing services industry. (See "Business of Issuer" below). As of June 30, 1997, the Company owned a 15% overriding royalty on sales of software technology products of Global Links Trading, Limited, (GLT) a computer software licensing company. The investment is the outgrowth of the 1995 joint venture agreement with GLT and a former affiliate, AGTsports, Inc. For the fiscal year ending June 30, 1997, GLT produced no sales and no royalty payments were received by the Company. Pending further development of GLT products, management can provide no assurance GLT will be successful in its business plan or that any royalty payments will be received in the future. The royalty agreement carries no expense to the Company.

Business of Issuer

     The primary business of the Issuer is development of its wholly owned subsidiary, Eleventh Hour, Inc., a regional staffing services business. Eleventh Hour, Inc. ("EHI") was acquired on July, 1 1994 for 1,000,000 shares of the issued and outstanding common stock of the Company. The acquisition successfully retired $720,996 of EHI long term debt and converted $1,658,000 of outstanding EHI notes into redeemable common stock, ("puts") of AMGC. The acquisition was accounted for as a purchase as reported in the Company's Form 10-KSB/A for the fiscal year ended June 30, 1995. In fiscal 1996, AMGC converted these common stock puts into equity and promissory notes expiring in 2003. (See "Notes to Consolidated Financial Statements - Note 6").

Services and Products of EHI

     EHI is a regional provider of temporary personnel and outsourcing services to businesses, professional and service organizations and government agencies. The Company provides a broad range of staffing services through its network of seven (7) Company-owned branch locations in California, Colorado, Kansas and Missouri. During its most recent fiscal year, the subsidiary served more than 4,000 customers across the U.S.

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

Onsite Staffing Coordinator Program

     EHI has established an Onsite Staffing Coordinator Program; a cost effective solution for clients who spend administrative and personnel department time and resources managing employees whose jobs are generally routine and are characterized by high turnover rates. This program most often includes the placement of an EHI Staffing Specialist onsite who coordinates and supervises all staffing service functions for the client. The specialist typically interfaces with the Human Resources department of the client, helping to increase management time where it is more effectively spent and reducing unnecessary functions where needed. The onsite program utilizes temporary staff to help control overhead costs and to improve profitability in positions previously filled by permanent employees. This service is often provided to clients who have highly fluctuating personnel needs such as light manufacturing companies and assembly and packaging businesses.

Morning Rescue Team

     The Morning Rescue Team is a unique business advantage provided to customers of EHI. Each day, the company provides a special team of experienced workers who are dressed and prepared for work assignments by 7:30 am. This enables customers to receive qualified temporary help employees upon request within a very short period of time, as opposed to competitor operations, who often require several hours or even days to fill work orders.

     Eleventh Hour, Inc. was founded by Norman L. and Valerie A. Fisher, (See "Biographical Data"), who established the staffing business as a Colorado corporation on December 21, 1988. EHI utilizes a central headquarters located in Englewood, Colorado for management of its affiliate branch offices, including all accounting, support and supervisory services. The address and telephone number of the principal executive offices of EHI are: Eleventh Hour, Inc., 7500 East Arapahoe Road, Suite 101, Englewood, CO, 80112. Telephone number: (303) 220-5300.

Markets of EHI

     According to the August 1996 issue of the Staffing Industry Report, published by Staffing Industry Analysts, Inc., revenues from combined U.S. staffing industry segments generated an estimated $62.9 billion in 1995, with combined temporary help services generating an estimated $40.6 billion. Temporary help has been one of the fastest growing segments in recent years, especially in the areas of light industrial, medical and technical support personnel. Eleventh Hour, Inc. employs over 4,000 temporaries annually, chiefly in the areas of clerical and light industrial services. Clerical employees represent over 85% of the temporary workers provided by EHI in fiscal 1997.

     Another independent industry study published in May of 1996 by the National Association of Temporary and Staffing Services reports payroll receipts for the temporary help segment in excess of $7 billion for the first quarter of 1996. The study forecasts continuing growth in the staffing services industry due to several factors: the need for business organizations to remain flexible in order to compete in an interconnected global economy; the ever-evolving social contract between the workforce and business organizations wherein larger numbers of people view temporary employment as a way to gain greater job security and higher career paths; the difficulties all types of business organizations experience in attracting, evaluating and recruiting employees; a broadening of the types of staffing arrangements offered by staffing companies, as reflected in the expanding services industries; and the overall health of the U.S. economy, which celebrated its sixth anniversary of growth in March, 1997.

Distribution Methods of Company's Services

     EHI plans to continue providing a wide range of high quality services to a diverse group of clients through its seven existing branch office locations. EHI promotes a philosophy of developing and maintaining long term relationships with its clients, striving to achieve high levels of performance and customer satisfaction to attract and retain local, regional and national accounts. The Company continues to explore growth opportunities to expand its existing service offerings, develop additional skill classes and enter new markets by selectively expanding its offices through targeted acquisitions.

     Prominent industry analysts such as the N.A.T.S.S. and Staffing Analysts, Inc. have reported extensively on the ongoing trend toward consolidation within the Staffing Services industry. In conjunction with this trend, management of EHI has adopted plans to target and acquire smaller companies for the purpose of expanding EHI's market presence in fiscal 1998. The profile for such targets includes businesses with core temporary accounts generating revenues of $3,000,000 or more annually. Management believes such acquisitions can be developed utilizing existing EHI resources, management and personnel, thereby achieving economies of scale and lower administrative overhead costs.

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

     For employers, the use of temporary personnel is a proven technique to mitigate the rising costs of recruiting, fringe benefits, employee turnover and other employee-related expenses. These advantages have led many companies to adopt business strategies focusing on their core business competencies, with non-core business support functions being "outsourced" to service companies such as EHI. Outsourcing services remains an emerging industry and is, as such, still relatively undefined. It parallels the temporary help services industry in that it is also highly fragmented, with few large companies operating on a national level. EHI believes all segments within the industry are experiencing a trend toward consolidation and has implemented new strategies to help adapt to the changing marketplace.

Compliance with Government Regulations

     The operations of Eleventh Hour, Inc. do not involve mandatory compliance with non-environmental federal regulations other than employer-related issues such as the 1995 Federal Family Medical Leave Act ("FMLA"). As of June 30, 1997, EHI fully complies with the terms of this legislation as a U.S. employer.

Research and Development Costs

     As of June 30, 1997, EHI has not engaged in any material research and development activities or related costs in the prior two years.

Trademarks and Trade Names

     The Company, through its wholly owned subsidiary, Eleventh Hour, Inc. owns one Trade Name: "XIth Hour."

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

Employees

     During the period ending June 30, 1997, the Company had one full time employee together with 27 full time employees of the wholly owned subsidiary, Eleventh Hour, Inc. None of these employees are represented by any Union or collective bargaining group and there is no prior history of any strikes, slow-downs or other labor disputes. The Company is highly dependent on its full time employee and certain members of EHI management. (See Part III, Item 9 and Item 10, "Directors and Executive Officers of the Registrant - Biographical Information").

International Operations

     The Company conducts operations only in the United States.

Item 2. Properties
------------------

     During the fiscal year ending June 30, 1997, the Company's business offices were located at 8100 East Arapahoe Road, Suite 309, Englewood, CO, 80112. The Company's new offices are located at the address provided on page one of this report. The office space, located in a modern one story building completed in 1983, is leased at $1,100 monthly under a one year cancelable lease expiring in October, 1997, with a renewal option for an additional two years at the then-current market rate. EHI leases office space for its branch offices in Overland Park, Kansas, and Tustin, California, and Englewood, Colorado. (See Operating Leases in Notes to Consolidated Financial Statements). The following is a schedule of minimum rental payments required under the above referenced operating leases as of June 30, 1997:

          Years-Ending
          June 30                  Amount            Estimated Surcharge
          -------                  ------            -------------------

          1998                     208,972              38,580
          1999                     111,364              38,580
          2000                      84,305              40,000
                                 ---------           ---------
                                 $ 634,859           $ 117,160

     Total rent expense charged to operations for the years ended June 30, 1996 and 1997 was $264,924 and $263,780, respectively. The Company's operating leases require current monthly payments of $20,250 with expirations at various dates through May, 2000.

Item 3. Legal Proceedings
-------------------------

     During fiscal 1997, the Company was a defendant in Display Group, LLC vs. American Consolidated Growth Corporation, a civil suit in Colorado brought by Display Group, LLC, the management arm of Advanced Display Technologies, Inc.,
(ADTI) a former affiliate of the Company. The suit concerns ownership of 1,400,000 shares of ADTI common stock. The stock was originally received by the Company in exchange for transfer of control of certain fiber optics-related technologies to ADTI. In fiscal 1995, the Company wrote down its investment in ADTI to a value of zero. In fiscal 1997, the Company was ordered to turn over the shares to the Court pending the outcome of a jury trial on the matter. As of the date of the filing of this report, the Company is unable to predict the outcome of this matter. In the event the Company is unsuccessful in its efforts to retain the subject shares, in the opinion of counsel, no adverse consequences are anticipated to occur, other than the loss of the title to the stock. Subsequent to fiscal year ended 1997, the Company assigned its legal rights and expenses in this case to a third party desiring to pursue related claims against ADTI as result of former agreements related to the licensing of the ADTI technology in prior years. Prior to the assignment, the Company incurred legal fees of $6,655 which are included in the professional fees due for services section of the Company's financial statements. (See "Notes to Consolidated Financial Statements - "Footnote 9").

     Subsequent to fiscal year end, on July 8, 1997, the Company reached a settlement agreement with the office of the North Dakota Securities Commissioner concerning an investment made in Eleventh Hour, Inc. by a North Dakota resident in prior years. The settlement agreement provides repayment of $80,000 to the investor from AMGC over a one year term, and verifies no violations of the State's securities laws occurred.

     Subsequent to fiscal year ended June 30, 1997, on August 18, 1997, the Company resolved outstanding tax matters with the Internal Revenue Service concerning the tax years 1990, 1991, 1992, 1993 and 1994. Due to a change in the primary business of the Company in prior years, the IRS determined that certain net operating losses carried by the Company were non-allowable items. In addition, corporate taxes for the year 1994 were due of $62,000, together with penalties and interest of $20,000. As of the date of filing of this report, based upon information provided by the auditors of the Company, management believes the principal tax liability will be minimized by net operating losses occurring in fiscal 1996.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

Market Information

     The Company's common stock, par value $.10 per share ("Common Stock") is traded in the over-the-counter market, NASDAQ, (OTC-BB) under the stock trading symbol "AMGC."


                                                             (1) Bid
                                                                 ---

           Quarter Ending              (2)   High        (3)   Low
           --------------                    ----              ---
           June 30, 1997                $    0.07              .05
           March 31, 1997                    0.10              .07
           December 31, 1996                 0.25              .18
           September 30, 1996                0.21              .18
           June 30, 1996                $    0.37              .25
           March 31, 1996                    0.37              .25
           December 31, 1995                 1.37              .75
           September 30, 1995                0.78              .32

(1) Such over-the-counter market quotations reflect inter-dealer prices, without any retail markup, markdown, or commission and may not necessarily represent actual transactions.

(2)(3) At the time of this report, the only activities in the Company's trading Common stock, of which the Company is aware, is by Broker/Dealers known as wholesalers. Consequently, there has been little or no retail trading activity in the Company's securities during the fiscal year ended June 30, 1997. The quotes shown above were arrived at by averaging the bid and the ask price in the marketplace during these periods and are provided for informational purposes only. The Company believes these quotes to be estimates and therefore should not be relied upon for investment purposes.

Holders of Record

     As of June 30, 1997, there were approximately 2,054 shareholders of record of Common Stock.

Dividends

     For the fiscal years 1995, 1996 and 1997, no dividends were declared or issued by the Company. Due to insufficient capital resources and earnings generated from operations during these years, the Company has been limited in its ability to declare or issue dividends. For these same reasons, in 1995, the Company rescinded a dividend declared by former management in 1991 of $687,435, (See the Company's Form 10-KSB for the fiscal year ended June 30, 1996) There are no contractual or written limitations concerning the Company's declaration of dividends in the by-laws or records of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     In the fiscal year ending June 30, 1997, revenues were $10,207,667 as compared to the year ending June 30, 1996 of $8,897,455. Following the change in the primary purpose and business of the Company, net loss decreased from $9,973,547 in fiscal 1995 to a net loss of $701,774 in fiscal 1996, and a further decrease to $437,160 in fiscal 1997. However, gross margins remained relatively stable over the same period: $2,682,410 in fiscal 1995 compared to $2,259,221 in fiscal 1996, and $2,421,211 in fiscal 1997. For the year ended June 30, 1997, direct expenses were $7,786,456 and interest expenses totaled $439,332. In fiscal 1995, the Company experienced a non-recurring loss of $7,976,740 resulting from costs associated with the write down and liquidation of certain assets and the internal restructuring of the Company. In fiscal 1997 the Company experienced significant legal, accounting and other related costs of the failed merger of EHI with International Nursing Services, Inc. Additional legal expenses were incurred in North Dakota as the Company resolved the matter involving the North Dakota Securities Commissioner. Increase in revenues was attributed to higher demand for temporary workers provided by EHI.

     As of June 30, 1997, in the opinion of management, the Company has progressed significantly as compared to the period ending June 30, 1996. A new financing agreement was completed in fiscal 1997 with Concord Growth Corporation, of San Mateo, California. The agreement significantly reduced EHI's interest expense on accounts receivables financing by over fifty percent. In addition,  the  effect  of  the  agreement  is  anticipated  to  assist  EHI  in accomodating future sales growth. Although no assurance can be provided EHI future sales will increase, in the opinion of management, the savings to the Company in annual interest payments resulting from the accord will be significant and will have a favorable material impact on the future profitability of the Company.

     During fiscal 1997, the Company has been able to successfully continue operations, to reposition itself in the marketplace, to acquire new management and consulting expertise and to improve its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis.

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

Liquidity and Capital Resources

     Cash and cash equivalent's balance on June 30, 1997 was $2,140 and current assets were $926,424. Current ratios for the year ending June 30, 1997 were .40 to 1, as compared to .54 to 1 the previous year. As of June 30, 1997, the Company had a working capital deficiency of $1,362,581 and a stockholders' deficit of $2,497,260, which includes non-recurring losses of $7,976,740 in fiscal 1995 sustained due to the write down and liquidation of certain technology assets, resolution of outstanding issues related to the former business of the Company and internal restructuring of AMGC.

     Provided the subsidiary business continues to experience positive cash flow and to be profitable on a going forward basis, management believes the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

Material Commitments for Capital Expenditures

     As of June 30, 1997, the Company has material commitments for capital expenditures including promissory notes of $1,267,999 which come due in February, 2003 and carry 14% interest. The interest is payable quarterly at approximately $45,000 per quarter. At June 30, 1997, the Company is arrears on the interest payment due April 15, 1997. Management has established verbal working agreements with the holders of these Notes concerning payment of interest due for the period. In the event litigation should arise resulting from the default provisions of the Notes, the Company is unable to determine what consequences may occur. As of the date of filing of this report, the Company has no knowledge of any existing or pending legal action from these parties. However, in the event the Company is unable to bring the interest payments current in fiscal 1998, no assurances can be provided litigation will not ensue. In such an event, the Company is unable to determine what, if any, adverse consequences may occur. (See Notes to Consolidated Financial Statements - Note 6, Common Stock Subject to Put Option).

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

Seasonal Aspects Bearing Upon Operations

     Eleventh Hour, Inc. is not subject to seasonal fluctuations in its business cycle which have a material impact on operations, other than national and banking holidays.

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

     This response is submitted as a separate section of this report (see Unaudited Consolidated Financial Statements - Pages F-1 to F-10).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     There have been no disagreements with the Company's independent accountants on accounting or financial disclosure.


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     As of June 30, 1997, the Executive Officers and Directors of the Company, their ages and positions held in the Company were as follows:

Name                         Age               Positions held
----                         ---               --------------

Louis F. Coppage             60                Chairman, CEO and President

Cory J. Coppage              34                Secretary, Treasurer and Director

Norman L. Fisher             50                Director

Joe Lee                      62                Director

B. Mack DeVine               53                Director *


* Subsequent to fiscal year ended June 30, 1997, Mr. DeVine formally accepted his nomination on August 1, 1997.

The directors serve for a term of three years. All of the above directors, except for Louis F. Coppage, and B. Mack DeVine were elected at the Company's annual meeting held on June 27, 1996 and will serve until their successors are duly elected and qualified or until their earlier resignation or removal. Mr. Louis Coppage and Mr. DeVine will serve until the next annual meeting of the shareholders, at a date to be scheduled during the current fiscal period.

Biographical Information

Louis F. Coppage - Chairman, CEO and President

     Mr. Coppage, 60, joined the Company as Chairman and CEO at a special meeting of the Board of Directors held on March 17, 1997. He has over twenty years of executive and managerial experience with both private and public corporations involving business financial development in the domestic and international marketplace. Since 1979, Mr. Coppage has provided advisory services for a number of corporate clients with an emphasis on the capital formation process. From 1993 to present, he provided investment banking consulting services for AMGC and its former affiliate, AGTsports, Inc., where he assisted in the turnaround and restructuring of both companies. He is a member of the Board of Directors of AGTsports, Inc., a Colorado corporation, and Citadel Environmental, an Arizona corporation. From 1986 to 1993, Mr. Coppage served as financial consultant for various corporate clients in real estate, energy, insurance management and investment holdings-related businesses. From 1973 to 1984, Mr. Coppage was founder and a major shareholder of two energy development companies: Foresee, Ltd and American Energy Investments, Inc. of Denver, Colorado. From 1969 to 1973 he was President of Coppage & Associates, a financial planning company. Mr. Coppage began his business career in the life insurance field with Connecticut General, where he was honored as an outstanding salesman and featured in Time, Newsweek and U.S. World Report. He was a founding member of insurance and financial planning groups such as The Top of the Table and The Forum and he holds memberships in several civic, social and charitable organizations.

Cory J. Coppage  - Secretary, Treasurer and Director

     Mr. Coppage, 34, currently serves as Treasurer and Secretary of the Company and is a member of the AMGC Board of Directors. A business school graduate of Regis University, Mr. Coppage has studied business administration and has over eight years of executive and managerial experience. Since 1996, he has served as Secretary and Treasurer of AGTsports, Inc., a former affiliate of the Company. From 1989 to 1994, he was engaged in the liability insurance field as a licensed property & casualty agent and field manager for Liability Insurance Operations Network, Inc., and W.J. Plemons Insurance Agency of Atlanta, GA. On January 26, 1995, Mr. Coppage joined the AMGC Board of Directors and began assisting the Company in implementing a comprehensive restructuring program, which was successfully completed in fiscal 1997. He has studied educational courses in the areas of SEC reporting and marketing of U.S. public companies. Mr. Coppage is Director of Shareholder and Investor relations at AMGC.

Norman L. Fisher - Director

     Mr. Fisher is the co-founder, President and Chief Executive Officer of Eleventh Hour, Inc. and a Director of the Company. He has over twenty years of management experience, including four years with Norrell Services as a Regional Manager from 1978 to 1982 and six years as an Executive Vice President and Managing Director of Talent Tree, Inc. from 1982 to 1988. As a member of the Executive Committee and Board of Directors of Talent Tree, Inc. Mr. Fisher was responsible for the nationwide expansion of operations from a local Houston, Texas-based business with three offices to a major national service with 135 branch locations and approximately $250 million in annual sales. In 1988, Mr. Fisher co-founded EHI in Englewood, Colorado. Mr. Fisher, 50, is a graduate of Western State College and holds a Bachelor of Science Degree in Business Administration. He is a well-known figure in the personnel services industry and has served in various capacities in both national and local industry associations. Mr. Fisher is married to Valerie A. Fisher, the Executive Vice President of Eleventh Hour, Inc.

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

B. Mack DeVine
Director

     Mr. Devine, 53, accepted his appointment to the AMGC Board of Directors on August 1, 1997. He has more than twenty years experience in both the public and private sectors as Chief Executive Officer and/or President of operating companies listed on NASDAQ, AMEX and NYSE. He is an experienced turnaround specialist for companies facing financial distress or bankruptcy and has successfully directed numerous Chapter 11 reorganizations. Since 1989, Mr. DeVine has been the CEO of DeVine & Associates, Inc., a company providing management consulting services to clients in the Southeast United States. From 1988 to 1989, he was CEO, President and Director of Devco Petroleum Company, Inc., where he directed operations of ten convenience store/petroleum outlets with annual revenues of over $10,000,000 and approximately fifty employees. From 1982 to 1988, Mr. DeVine was Chairman, CEO and President of Key Energy Enterprises, Inc., an $80,000,000 convenience store company with 800 employees and operations located in the Southeast United States. He was also President and Director of American Agronomics Corporation from 1976 to 1982, where he was responsible for the turnaround and restructuring of a $200,000,000 vertically integrated citrus company. Prior to 1976, Mr. DeVine held positions as Chief Financial Officer of companies such as Great Southern Equipment Company,
Automatic Merchandising, Inc., and Bay-Con Industries, Inc. He was first lieutenant in the U.S. Army and is a private pilot. Mr. DeVine is also the Chairman and CEO of AGTsports, Inc., a Colorado corporation.

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

Item 10. Executive Compensation
-------------------------------

     The following table sets forth the salary, bonus and other compensation approved by Board of Directors of the Company for the President and the Company's four other most highly compensated executive officers (the "named executive officers").

Name and Position         Annual Compensation        Long Term Compensation
                               Salary          Securities Underlying Options (2)
                               ------          ---------------------------------

Louis F. Coppage             $  -0-  (1)                   $  -0-
Chairman, CEO and President
(3/17/97 to 6/30/97)

Norman L. Fisher             $91,411 (3)                   $400,000
President and Treasurer
(6/30/96 to 6/30/97)

Cory J. Coppage              $64,212 (4)                   $100,000
Chief Operating Officer
and Secretary


(1) Mr. Louis F. Coppage accepted a nomination to serve as acting Chairman of AMGC at the request of the Board on March 17, 1997 and has declined to draw salary or other compensation pending the outcome of the Company's re-financing efforts and further recommendation of the AMGC compensation committee.

(2) All stock options indicated above were established by the AMGC compensation committee and were ratified by the shareholders at the Company's annual meeting held on June 27, 1996. The options were issued for AMGC common shares at a fair market value of $0.76 per share, with an exercise price of $1.00 per share. As of June 30, 1997, none of the stock options have been exercised. (See the Company's 1996 Form 10-K/A, "Part I. Item 4 Submission of Matters for a Vote of Security Holders").

(3) Indicates salary and expenses paid by the Company's wholly owned subsidiary, Eleventh Hour, Inc. Mr. Fisher is the President and full time employee of EHI.

(4) Indicates salary and expenses paid by the Company's wholly owned subsidiary, Eleventh Hour, Inc. Mr. Cory J. Coppage is a full time employee of the Company and EHI charges this expense back to AMGC.

Other Compensation

     Other fiscal 1997 compensation for Norman L. Fisher, President of EHI, included life insurance premiums of $2,793 for an Executive Key Man Life Insurance Policy paid to First Colony Life Insurance Company. The named beneficiaries of the policy are the senior debt holders of the Company who hold promissory notes due in 2003 of $1,267,999 as described herein. (See "Material Commitments for Capital Expenditures above").

     During fiscal 1997, the Company provided group medical insurance to AMGC officers and employees under EHI's health plan. The plan was offered through InterCare of Colorado, Inc., providing life, medical, and dental coverage at an average cost of approximately $245 monthly per individual. All premiums were paid by EHI and charged as an expense back to the Company. Louis Coppage, Norman and Valerie Fisher, and Cory Coppage were covered under the same plan. In May of 1997, EHI changed carriers to Great West, Inc. which provides nearly identical coverage at a price competitive with the Company's former health plan.

     The Company made no contributions to any Defined Contribution Benefit Plans on behalf of its employees in fiscal 1997, other than provision of insurance coverage as described above.

Meetings of the Board of Directors

     During fiscal 1997, the AMGC Board convened on two occasions at the principle offices of the Company: on December 4, 1996, and on March 17, 1997. In total, there were two meetings held by the AMGC Board during fiscal 1997. There were no incumbent directors who attended less than 75% of the meetings of the Board and Committees thereof on which such director served during that period.

Director Agreements and Compensation

     On June 30, 1997, the AMGC Board of Directors accepted the resignations of former directors, Valerie Fisher and Geoff Dawson. Subsequent to fiscal year ended June 30, 1997, Mr. B. Mack DeVine, of Tampa, Florida, accepted an appointment to the Board. Mr. DeVine will serve until the next annual meeting of the shareholders, at which time, if elected, he will serve for a three year term or until his earlier resignation or removal. Mr. DeVine and Mr. Lee have signed director compensation agreements with the Company providing outside directors with a non-qualified stock option of 25,000 shares having an exercise price of $0.25 per share. The Company also provides $1,600 for meeting attendance at each of the four quarterly scheduled meetings of the Board, plus expenses. Compensation is payable at the Company's option in cash or in equivalent AMGC restricted common shares set at the market price on the day of issue. Directors who are U.S. residents are entitled to participate in the Company's health and welfare benefit programs. Employee directors are not entitled to receive compensation for Board service. During fiscal 1997, the Company paid meeting attendance fees and expenses of $7,200 to Mr. Dawson and Mr. Lee received 24,000 restricted common shares valued at $4,800, or $0.20 per share, the fair market value of the shares as determined by the Board on the date of issue.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Stock Ownership

     The following table sets forth certain information regarding the beneficial and economic ownership of AMGC common stock as of June 30, 1997 by: (1) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (2) each director and nominee for director; (3) all directors and executive officers as a group. The beneficial ownership reflected in the following table is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Shares issuable on exercise of options exercisable within 60 days of June 30, 1997 are deemed to be outstanding for the purpose of computing the percentage of ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of June 30, 1997, the total outstanding shares of the Company's common stock were 9,754,190.

Name and Address                   Number of Shares Held        Percent of Class
----------------                   ---------------------        ----------------

Louis F. Coppage, Chairman and CEO         5,950                      .061 %
283 Kimbrough
Memphis, TN 38103
(3/17/97 to Present)

Norman L. Fisher, Director, AMGC         953,479 (a) (b)              9.78 %
President and CEO of Eleventh
Hour, Inc.
5002 Mineral Circle
Littleton, CO  80122
(President and Treasurer of AMGC
from 6/30/96 to 6/30/97)

Cory J. Coppage, Secretary and
Treasurer                                150,000 (c)                 1.53 %
7255 E. Quincy Ave, #550
Denver, CO  80237

Joe Lee, Director                         25,000 (d)                 .256 %
4250 S. Olive Street, #216
Denver, CO 80237

B. Mack DeVine, Director                  25,000 (d)                 .256 %
P.O. Box 620
Tampa, FL 33601

Mick Dragoo, Shareholder               1,110,050                    11.38 %
8634 S. Willow
Tempe, AZ  85284

George & Philips Holdings, Ltd.,
Shareholder                            1,275,000                    13.07 %
P.O. Box 438
Roadtown, Tortola BWI

Officers and Directors as a Group
(five persons)                         1,183,429                    12.13 %


(a) Includes options to purchase 400,000 shares.

(b) Includes 535,229 shares held jointly by Mr. and Mrs. Norman L. Fisher, who are officers of EHI.

(c) Includes options to purchase 100,000 shares.

(d) Includes options to purchase 25,000 shares.


     All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of June 30, 1997. The economic interest and security ownership indicated above includes qualified and non-qualified stock options awarded by the Company to certain key executives on or before April 3, 1996. Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     At June 30, 1997, the Company and its subsidiary, Eleventh Hour, Inc. had outstanding notes payable of $285,000 due certain officers and directors of AMGC and EHI. The notes are unsecured and provide for a one year term at 14% interest. The Company and EHI are in default on the Notes. The AMGC notes are convertible into restricted common stock of the Company at a price equal to 65% of the average bid price of the stock during the thirty days prior to conversion.

     During fiscal 1997, 1,839,724 shares of common stock were issued to former debt holders of the Company pursuant to debt conversion and common stock subscription agreements executed on March 1, 1996. The shares were issued at a value of $0.14 per share, the fair market value of the stock as determined by the Board on January 27, 1997. During fiscal 1997, 24,000 shares of common stock were issued to outside members of the board of directors for board meeting attendance. The shares were issued at a value of $0.20 per share, the fair market value of the stock as determined by the Board on the date of issuance, December 13, 1996. Conversion and cash proceeds from related party stock issuance were $4,800. (See "Notes to Consolidated Financial Statements".)


                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)(1) and (a)(2) List of  Financial  Statements  and  Schedules
(a)(3) List of mExhibits (in accordance with Item 601 of Regulation S-B).

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


* (Incorporated by reference to the Company's Form S-4 Registration Statement, effective with the Commission on August 7, 1987, file number 33-13335).

                              AMERICAN CONSOLIDATED
                               GROWTH CORPORATION
                         (and Wholly Owned Subsidiaries)





                                    UNAUDITED

                        CONSOLIDATED FINANCIAL STATEMENTS




NOTICE: THE FOREGOING CONSOLIDATED FINANCIAL STATEMENTS ACCOMPANYING THIS FORM-10KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1997 ARE UNAUDITED. THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED WITHOUT THE ASSISTANCE OR APPROVAL OF THE COMPANY'S PRINCIPAL INDEPENDENT AUDITORS. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS. AS OF THE DATE OF THE FILING OF THIS REPORT, NO INDEPENDENT AUDIT EXAMINATION OF THE COMPANY HAS BEEN CONDUCTED FOR THE FISCAL YEAR 1997. PLEASE SEE PAGE F-1 BELOW.

                              AMERICAN CONSOLIDATED
                               GROWTH CORPORATION
                         (and Wholly Owned Subsidiaries)




                                Table of Contents
                                -----------------



Notice of Unaudited Reporting                                              F-1

Unaudited Consolidated Financial Statements

     Unaudited Consolidated Balance Sheet                                  F-2

     Unaudited Consolidated Statement of Operations                        F-3

     Unaudited Statement of Changes in Stockholders' Equity (Deficit)      F-4

     Unaudited Statements of Cash Flows                                    F-5


Notes to Unaudited Consolidated Financial Statements                       F-6

                              AMERICAN CONSOLIDATED
                               GROWTH CORPORATION
                         (and Wholly Owned Subsidiaries)


                          NOTICE OF UNAUDITED REPORTING

NOTICE: THE FOREGOING CONSOLIDATED FINANCIAL STATEMENTS ACCOMPANYING THIS FORM-10KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1997 ARE UNAUDITED. THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED WITHOUT THE ASSISTANCE OR APPROVAL OF THE COMPANY'S PRINCIPAL INDEPENDENT AUDITORS. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS. AS OF THE DATE OF THE FILING OF THIS REPORT, NO INDEPENDENT AUDIT EXAMINATION OF THE COMPANY HAS BEEN CONDUCTED FOR THE FISCAL YEAR 1997.

     The Company has prepared the foregoing information based on current records and information available in order to help the Company's shareholders and the investing public understand the financial operations and performance of the Company for the fiscal year ended 1997. The Company has assembled the foregoing information in accordance with generally accepted accounting principles, with the objective of providing data which is free of material misstatements. Although the Company believes that the financial data and assumptions underlying the enclosed financial statements are reasonable, any of the data or assumptions could be inaccurate and, therefore, there can be no assurance that the consolidated financial statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the unaudited consolidated financial statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the information provided is accurate or reliable for analysis or investment purposes. The Company's most recent audited consolidated financial statements can be found on the Company's Form 10-KSB for the fiscal years ending June 30, 1995, and June 30, 1996, respectively.

     In addition, the notes to consolidated financial statements contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations and are based on current expectations that involve numerous risks and uncertainties. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the notes to consolidated financial statements are reasonable, any of the assumptions could be innaccurate and, therefore, there can be no assurance that the notes or forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of these uncertainties, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I.             AMERICAN CONSOLIDATED GROWTH CORPORATION
                         (and Wholly Owned Subsidiaries)
ITEM 1.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              June 30, 1997
                                                              -------------
                                                                (unaudited)
Current assets
         Cash and cash equivalents                            $      2,140
         Accounts receivable - trade,
         Less allowance for doubtful accounts of $25,000           902,614
         Prepaid expenses                                           21,670
                                                              ------------
                  Total current assets                             926,424

Furniture and equipment, net                                  $    120,432
Other assets                                                        12,887

Total assets                                                  $  1,059,743
                                                              ------------


LIABILITIES and SHAREHOLDERS' DEFICIT

Current liabilities
         Current maturities of long term debt (Note 6)        $    295,751
         Common stock subject to put option (Note 8)                51,213
         Note payable (Note 5)                                     595,278
         Notes payable - related party (Note 10)                   230,700
         Checks written in excess of bank balance                  156,207
         Accounts payable                                          500,127
         Accrued payroll & taxes                                   234,592
         Accrued expenses - related party (Note 10)                 45,028
         Other current liabilities                                 180,109
                                                              ------------
             Total current liabilities                           2,289,005

Long term debt                                                $  1,267,999
Stockholders' deficit
         Series A, preferred  stock, $.10  par  value;
           40,000,000 shares authorized.
            No shares issued and outstanding
            At June 30, 1997.
         Common Stock, $.10 par value;
           40,000,000 shares authorized.
           9,754,190 shares issued and outstanding
           At June 30, 1997                                   $     975,419
         Additional paid-in capital                           $  29,366,946
         Accumulated deficit                                    (32,839,625)
                                                              -------------
                                                               (  2,497,260)

             Total liabilities and shareholders' equity       $   1,059,743
                                                              -------------


See notes to unaudited consolidated financial statements

                    AMERICAN CONSOLIDATED GROWTH CORPORATION
                         (and Wholly Owned Subsidiaries)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Fiscal Year Ended
                                                            June 30,

                                                     1997               1996
                                                     ----               ----

Revenues                                         $ 10,207,667      $  2,405,010

Direct expenses                                     7,786,456         1,794,063
                                                 ------------      ------------

Gross margin                                        2,421,211         2,259,221

Other expenses
   General and administrative expenses              2,346,576         2,506,546
   Depreciation and amortization                       72,463            71,205
   Interest                                           439,332           467,481
                                                 ------------      ------------
                                                    2,858,371         3,045,232

     (Loss) income from continuing
        operations (Note 9)                      $   (437,160)     $   (786,011)

Income (loss) per common share
   Continuing Operations                         $       (.04)     $       (.10)

Weighted average shares
   of common stock outstanding                      7,914,466         7,404,140




                                               American Consolidated Growth Corporation
                                  Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                                             June 30, 1997
                                                                                                                          Total
                                                              Common Stock             Additional      Accumulated    Stockholders'
                                                        Shares            Amount     Paid-In Capital     Deficit    Equity (Deficit)
                                                        ------            ------     ---------------     -------    ----------------

Balance June 30, 1995                                 7,162,520          716,252       28,600,435      (31,700,691)      (2,384,004)
Common stock issued for cash                              5,000              500            4,500             --              5,000
Common stock issued for services                        495,750           49,575           62,800             --            112,375
Common stock issued for conversion
  of notes payable                                      109,167           10,917           98,898             --            109,815
Retirement of common stock                             (565,173)         (56,517)          75,718             --             19,201
Accrued officers' salaries contributed
  to capital                                               --               --            401,845             --            401,845
Net Loss                                                   --               --               --           (701,774)        (701,774)

------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1996                                 7,575,966          757,597       29,576,028      (32,402,465)      (2,068,840)
Common stock issued for cash                               --               --               --               --
Common stock issued for services                        254,000           25,400            9,300             --             34,700
Common stock issued for conversion of
  notes payable                                       1,931,936           93,196         (215,107)            --            (21,911)
Retirement of common stock                              (18,225)          (1,826)          (3,275)            --             (5,101)
Common stock                                             10,516            1,052             --               --              1,052
Net Loss                                                   --               --               --           (437,160)        (437,160)

------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1997                                 9,754,190          975,419       29,366,946      (32,839,625)      (2,497,260)









                                                                      F-4




                           AMERICAN CONSOLIDATED GROWTH CORPORATION
                                (and Wholly Owned Subsidiaries)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                          Fiscal Year Ended
                                                                                June 30,

                                                                       1997                    1996
                                                                       ----                    ----
Cash flows from operating activities
  Net loss                                                          $(437,160)             $ (35,966)
  Adjustments to reconcile net loss to net
   cash used in operations to net cash provided
   by (used in) operating activities:
         Depreciation and amortization                                 72,463                 21,014
         Provision for losses on accounts receivable
         Loss on disposal of equipment
         Settlement payments on unrecorded debt
         Gain on sale of investments
         Interest on put option conversion
         Common stock issued for services
         Impairment of investment in affiliates
           and other investments
         Changes in operating assets and liabilities
                  Accounts receivable                                 157,775                106,120
                  Prepaid expenses                                     12,479                 12,000
                  Other assets                                          7,836                 12,890
                  Accounts payable and accrued liabilities           (214,859)              (147,936)
                  Accrued wages                                       222,609                   --
                                                                    ---------              ---------
                  Net cash used in operating activities              (178,857)             $ (31,878)

Cash flows from investing activities
  Acquisition of equipment                                                286                (23,179)
  Proceeds from sale of investment                                                           263,992
  Net change in due from related parties                                                      (5,699)
                                                                                           ---------
                  Net cash provided by investing activities         $     286              $ 235,114

Cash flows from financing activities
  Net change in note payable                                           24,644                (76,125)
  Payments on due to related parties
Proceeds from issuance of common stock                                    -0-                 16,500
                                                                                           ---------
                  Net cash provided by (used in) financing
                    activities                                         24,644              $(207,394)

Net increase (decrease) in cash                                      (153,927)                (4,158)

Cash at June 30, 1996                                                 156,067                      0
                                                                    ---------

Cash at year end                                                    $   2,140                      0




                                           F-5

          AMERICAN CONSOLIDATED GROWTH CORPORATION, INC. AND SUBSIDIARY
          -------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and summary of Significant Accounting Policies

Use of Estimates
----------------

The preparation of these unaudited consolidated financial statements has been undertaken in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates with respect to future costs of contingent liabilities outlined in Notes 5, and 9. Actual results could differ from those estimates.

Income Taxes
------------

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

Net Income (Loss) Per Common Share
----------------------------------

Net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during each year. Common stock equivalents have been excluded from the weighted average number of common shares outstanding as their effect would be anti-dilutive.

Accounting standards Not Yet Adopted
------------------------------------

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addreses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996 the adoption of which had no effect on the Company's financial statements.

In October 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation" (FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company currently acounts for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123, and intends to continue to do so.

          AMERICAN CONSOLIDATED GROWTH CORPORATION, INC. AND SUBSIDIARY
          -------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements

Note 2 - Mangement's Plan

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has suffered recurring losses from discontinued operations and as of June 30, 1997, the Company had a working capital dificiency of $1,362,581 and a stockholders' deficit of $2,497,260. The Company's ability to meet its current obligations is dependent upon obtaining adequate sources of financing or maintenance of sufficient porfitablility from solvent operations. The Company is currently negotiating outside financing, however, there is no assurance the financing alone will be sufficient. Assuming the subsidiary continues to experience positive cash flow and current negotiations to secure new sources of outside financing are finalized during the current fiscal year, management believes the Company will be able to successfully meet all of its current obligations. There can be no assurances that the Company will be successful in these endeavors. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifcation of liabilities that might be necessary should the Company be unable to continue in existance.

Note 3 - Furniture and Equipment

Furniture and equipment at June 30, 1997 consists of the following:

         Office equipment and autos                   $107,769
         Office furniture and fixtures                 778,554
                                                       -------
                                                       886,323
         Less accumulated depreciation                (765,891)
                                                      --------

         Furniture and equipment - net                $120,432
                                                      --------

Note 4 - Note Payable

The Company has a short-term financing agreement which is collateralized by the Company's accounts receivable. The note carries an interest rate of 14.25% annually and matures October, 1997, with an automatic one year renewal at the option of the Company. The outstanding balance at June 30, 1997 was $595,278.

Note 5- Long Term Debt

Long-term debt consists of the following at June 30, 1997:

Notes payable to former noteholders of EHI (Note 7) with interest at  14%,  payable  quarterly  through  February  2003,  when  all principal  and  unpaid  interest  is due.  The  noteholders  were granted a  security  interest  in a life  insurance  policy on an
officer of the Company.                                            $1,267,999

Notes  payable to private  investors  with  interest at 10%.  The notes  currently  are in default.  Certain  note holders have the option of converting note obligations into restricted shares at a conversion  price of $2 per  share of  common  stock.  Notes  are
without collateral.                                                    63,136

Note payable to an unrelated company with interest at 20% through
May, 1997 when all principal and unpaid  interest is due. Note is in default with  collateral of assets of the Company not assigned to Concord  Growth Corp.,  EHI's  accounts  receivable  financing
lender.                                                                43,714

Note  payable to private  investor  with  interest  at 14%,  note balance due in full in October,  1997.  The note is guaranteed by the  subsidiary  of the  Company and is  convertible  into common stock of AMGC at 65% of the fair market value  immediately  prior
to conversion.                                                         45,000

Note  payable to private  investor  with  interest  at 14%,  note balance due in full in October,  1997.  The note is guaranteed by the  subsidiary  of the  Company and is  convertible  into common stock of AMGC at 65% of the fair market value  immediately  prior
to conversion.                                                         25,000

Note  payable to private  investors  with  interest at 10%,  note balance  due in full in August  1995.  The note is  currently  in
default. Note is guaranteed by the subsidiary of the Company.          35,000

Note  payable to private  investor  with  interest  at 12%,  note balance due in full in August  1998.  Note is  guaranteed  by the
subsidiary of the Company.                                             80,000

                                                                   $1,559,849

Note 6 - Commitments

Operating Leases
----------------

The Company leases office space in Overland Kansas. The lease expires in August 1998. The Company is responsible for taxes, insurance, utilities and operating expenses. The lease contains an excalation clause that allows the rental payments to be increased by $2,025 annually. The lease agreement allows the lessee the option to renew the lease for an additional 5 years at the then current market rate.

The Company leases office space in Tustin, California expiring February 1999. The Company is responsible for taxes, insurance, utilities and operating expenses. The lease contains a renewal option for up to two additional three year periods.

The Company leases its corporate facility and has a renewal option for an additional five years at the then current market rate.

The following is a schedule of minimum rental payments required under the above referenced operating leases as of June 30, 1997:

       Years-Ending
       June 30                     Amount                 Estimated Surcharge
       -------                     ------                 -------------------

       1998                        208,972                  38,580
       1999                        111,364                  38,580
       2000                         84,305                  40,000
                                  --------                --------
                                  $634,859                $117,160

     Total rent expense charged to operations for the years ended June 30, 1996 and 1997 was $264,924 and $263,780, respectively. The Company's operating leases require current monthly payments of $20,250 with expirations at various dates through May, 2000. The Company is responsible for taxes, insurance and operating expenses.

Common Stock Subject to Put Option
----------------------------------

On January 18, 1997, the Company issued 1,839,724 restricted common shares to certain former EHI debt holders at a value of $0.14 per share, the fair market value of the stock as determined by the Company on that date. The stock was issued pursuant to debt conversion agreements providing that additional shares were to be issued in the event the fair market value of the stock remained below $1.00 per share at December 31, 1996. In the year ended fiscal 1996, Outstanding common stock subject to put option of $1,230,594 was converted to seven year notes expiring in 2003 and $368,702 was converted to restricted common stock.

Note 7 - Related Party Transactions
-----------------------------------

On March 17, 1997, the Company terminated employment agreements for EHI officers Norman and Valerie Fisher pending completion of a proposed management buyout plan. As of the date of filing of this report, the plan has not been finalized. The Company is currently providing on an interim basis a monthly salary of $5,708 to each of the officers, which includes monthly automobile allowances of $500.

During fiscal 1997, the Company entered into a note payable with an employee of EHI in the amount of $35,000. The note provides for monthly interest payments at 14% through April 1997 when all principal and interest is due. The note is currently in default and provides no collateral.

At June 30, 1997, the Company and its subsidiary, Eleventh Hour, Inc. had outstanding notes payable totaling $285,000 due officers and directors of AMGC and EHI. The Notes are in default and unsecured, and provide for a one year term at 14% interest. The AMGC notes are convertible into restricted common stock of the Company at a price equal to 65% of the average bid price of the stock during the thirty days prior to conversion.

During fiscal 1997, 1,839,724 shares of common stock were issued to former debt holders of the Company pursuant to debt conversion and common stock subscription agreements executed on March 1, 1996. The shares were issued at a value of $0.14 per share, the fair market value of the stock as determined by the Board on the date of issuance.

During fiscal 1997, 24,000 shares of common stock were issued to outside members of the board of directors for board meeting attendance. The shares were issued at a value $4,800, or $0.20 per share, the fair market value of the stock as determined by the Board on the date of issuance.

Note 8 - Income Taxes

Subsequent to fiscal year ended June 30, 1997, the Company resolved an outstanding tax dispute with the IRS for the years 1990, 1991, 1992, 1993, and 1994. The IRS determined that due to a prior change in the control and business of the Company, former net operating loss carry-forwards were disallowed of approximately $14,000,000. In addition, the Company was assessed $60,000 in corporate taxes with $20,000 in penalties and interest due, which have yet to be paid to date.

Note 9 - Contingent Liabilities

Subsequent to fiscal year ending June 30, 1997, the Company reached a settlement agreement with the North Dakota Securities Commission alleging breach of the State's "Blue Sky" securities laws. The agreement confirms no violations occurred and the Company agreed to repay $80,000 to a former EHI investor who is currently a resident of North Dakota.

At June 30, 1997, the Company had outstanding debts of $36,581, and $14,632, respectively, due two former investors of EHI. At June 30, 1997, the Company's efforts to renegotiate payment terms or conversion of the debt have been unsuccessful and the Company is unable to determine the outcome of this matter or what material consequences may occur.

During fiscal 1997, the Company was a party to Display Group LLC vs. AMGC, a civil action in Colorado concerning the ownership of 1,400,000 common shares of Advanced Display Technologies, Inc., a former affiliate of the Company. Due to the non-performance of this investment, the shares were written to a value of zero in the Company's certified audit of fiscal 1995. As of the date of the filing of this report, pending the outcome of a jury trial on the matter, the Company is unable to predict the outcome of the case. In the event the Company is unsuccessful in its efforts to retain the subject shares, in the opinion of counsel, no adverse consequences are anticipated to occur, other than the loss of the title to the stock. During fiscal 1997, the Company assigned its legal rights and expenses in this case to a third party desiring to pursue related claims against ADTI as result of former agreements concerning the licensing of ADTI technologies in prior years. The Company incurred $6,655 in legal expenses prior to the assignment agreement but carries no ongoing legal expense in the case.

Note 10 - Stock Option Plans

As of June 30, 1997, the Company's existing stock option plans as ratified by the shareholders in fiscal 1996 are: the 800,000 common share Equity Incentive Plan for all full time employees, the 400,000 common share Non-Qualified Employee Stock Option Plan for key management employees, and the 100,000 common share Non-Employee Director Stock Option Plan for outside members of the board of directors. (See the Company's Form 10-KS/A for the fiscal year ended June 30, 1996). On December 4, 1996, pursuant to the recommendation of the Company's Stock Option Plan Committee, the Board of Directors rescinded 3 stock options awarded in 1996 under the Equity Incentive Plan to employees of EHI.

The following is a summary of options
awarded and outstanding as of  June 30, 1997:

                                         Number of Options       Exercise Price
                                         -----------------       --------------

    Incentive Plan Options                    100,000            $1.00 per share
    Non-Qualified Plan Options                400,000            $1.00 per share
    Director Options                           50,000            $0.25 per share
                                             --------            ---------------
    Outstanding at June 30, 1997              550,000            $0.25 to $1.00
                                                                       per share