Form 10QSB
period 1997-09-30
AMERICAN CONSOLIDATED GROWTH CORP
filed 1997-11-25
CIK 812407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending September 30, 1997

                    For the fiscal year ending June 30, 1997
                         Commission File Number 0-16447

                    American Consolidated Growth Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                                52-1508578
         --------                                                ----------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

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

                                 (303) 220-8686
                                 --------------
              (Registrant's telephone number, including area code)


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



As of September 30, 1997, 9,806,523 shares common shares, $0.10 par value per share, were outstanding.

                    American Consolidated Growth Corporation


                                      INDEX

Part I                        FINANCIAL INFORMATION

   Item 1.  Consolidated Balance Sheets                                  3
            September 30, 1997 and June 30, 1997

            Consolidated Statements of Income                            4
            Three Months Ended September 30, and 1996

            Consolidated Statements of Cash Flows                        5
            Three Months Ended September 30, and 1996


   Item 2.  Management's Discussion and Analysis                         6


Part II                         OTHER INFORMATION

   Item 1.  Legal Proceedings                                            7

   Item 2.  Changes in Securities                                        7

   Item 3.  Default on Senior Securities                                 8

   Item 4.  Submission of Matters to a Vote of Security Holders          9

   Item 5.  Other Information                                            9

   Item 6.  Exhibits and Reports on Form 8-K                             9



Part III          SIGNATURES                                            10




PART I.
ITEM 1.                 American Consolidated Growth Corporation
                             (and Wholly Owned Subsidiaries)

                                CONSOLIDATED BALANCE SHEET
                                      (unaudited)

                                         ASSETS

                                                 September 30, 1997           June 30, 1997
                                                 ------------------           -------------

Current assets
   Cash and cash equivalents                        $      2,344               $      2,140
   Accounts receivable - trade,
   Less allowance for doubtful
     accounts of $25,000                                 790,910                    902,614
   Prepaid expenses                                       24,778                     21,670
                                                    ------------               ------------
      Total current assets                               818,032                    926,424

Furniture and equipment, net                        $    112,984               $    120,432
Other assets                                              12,887                     12,887

Total assets                                        $    943,903               $  1,059,743
                                                    ------------               ------------


                       LIABILITIES and SHAREHOLDERS' DEFICIT

Current liabilities
   Current maturities of long term debt             $    275,751               $    295,751
   Common stock subject to put option                     51,213                     51,213
   Note payable                                          449,103                    595,278
   Notes payable - related party                         224,700                    230,700
   Checks written in excess of bank balance               94,107                    156,207
   Accounts payable                                      595,625                    500,127
   Accrued payroll & taxes                               242,229                    234,592
   Accrued expenses - related party                       42,968                     45,028
   Other current liabilities                             191,153                    180,109
                                                    ------------               ------------
      Total current liabilities                     $  2,166,849               $  2,289,005

Long term debt                                      $  1,267,999               $  1,267,999
Stockholders' deficit
   Series  A,  preferred  stock,
     $.10 par value; 40,000,000
     shares authorized
     No shares issued and outstanding
   Common Stock, $.10 par value;
     40,000,000 shares authorized
     9,806,523 shares issued and
     outstanding                                    $    980,652               $    975,419
   Additional paid-in capital                       $ 29,364,330               $ 29,366,946
   Accumulated deficit                               (32,835,927)               (32,839,625)
                                                    ------------               ------------
                                                      (2,490,945)                (2,497,260)
      Total liabilities and shareholders' equity    $    943,903               $  1,059,743
                                                    ------------               ------------

                                       3

                    American Consolidated Growth Corporation
                         (and Wholly Owned Subsidiaries)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        1997            1996
                                                    ---------------------------

Revenues                                            $ 2,856,841     $ 2,535,566

Direct expenses                                       2,221,853       1,894,263
                                                    -----------     -----------

Gross margin                                            634,988         641,303

Other expenses
   General and administrative expenses                  521,809         565,386
   Depreciation and amortization                         19,534          15,616
   Interest                                              89,947         121,596
                                                    -----------     -----------
                                                        631,290         702,598

     Income from continuing operations              $     3,698     $   (61,295)

Income (loss) per common share
   Continuing Operations                            $     .0004     $      (.01)

Weighted average shares
   of common stock outstanding                        9,806,523       7,705,489



                              AMERICAN CONSOLIDATED GROWTH CORPORATION
                                  (and Wholly Owned Subsidiaries)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                             Three Months Ended
                                                                                September 30,
                                                                       ------------------------------
                                                                          1997                 1996
                                                                       ------------------------------
Cash flows from operating activities
  Net Profit                                                           $   3,698            $ (61,295)
  Adjustments to reconcile net loss to net cash used in operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                    19,534               15,616
         Provision for losses on accounts receivable
         Loss on disposal of equipment
         Settlement payments on unrecorded debt
         Gain on sale of investments
         Interest on put option conversion
         Common stock issued for services
         Impairment of investment in affiliates and other
         investments
         Changes in operating assets and liabilities
                  Accounts receivable                                    111,704              208,803
                  Prepaid expenses                                        (3,108)              30,386
                  Other assets                                               -0-                  -0-
                  Accounts payable and accrued liabilities                44,442               78,593
                  Accrued wages                                            7,637             (241,630)
                                                                       ---------            ---------
                  Net cash used in operating activities                $ 183,907            $ (30,473)

Cash flows from investing activities
  Acquisition of equipment                                               (12,086)              (1,404)
  Proceeds from sale of investment
  Net change in due from related parties
                                                                       ---------            ---------
                  Net cash provided by investing activities            $ (12,086)           $  (1,404)

Cash flows from financing activities
  Net change in note payable                                            (166,175)            (197,218)
  Proceeds from related party - note payable                              (6,000)             (11,618)
  Proceeds from long term debt                                            (2,060)               1,275
  Payments on due to related parties
Proceeds from issuance of common stock for debt                            2,618               77,049
                                                                       ---------            ---------
                  Net cash provided by (used in) financing activities    171,617            $(133,062)

Net increase (decrease) in cash                                              204             (103,993)

Cash at June 30,                                                           2,140              156,067
                                                                       ---------            ---------
Cash at September 30,                                                  $   2,344               52,074



                    American Consolidated Growth Corporation
                         (and Wholly Owned Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Management Representation

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended June 30, 1997.

ITEM 2: Management's Discussion and Analysis

     In the fiscal quarter ending September 30, 1997, the Company was primarily engaged in financial development of its wholly owned subsidiary, Eleventh Hour, Inc., a staffing services business. For the three month period just ending, the Company produced revenues of $2,856,841, with a net profit of $3,698. The earnings were produced primarily as a result of internal cost cutting measures implemented by management during a period of increasing temporary sales at Eleventh Hour, Inc. For the quarter ending September 30, 1997, the subsidiary earned profits of $94,000. Compared to the same quarter in the prior fiscal year, AMGC's performance in the first quarter of fiscal 1998 represented a 105% increase in earnings, allowing the Company to report its first profitable quarter of business since a major restructuring program was implemented in fiscal 1995. The increased performance was attributed to higher demand for temporary workers provided by EHI, together with the reduction of overhead expenses, specifically, lowered financing costs and the reduction of EHI corporate expenses.

     As of September 30, 1997, in the opinion of management, the Company has progressed significantly as compared to the same period in the prior fiscal year. A new financing agreement was completed in fiscal 1997 with Concord Growth Corporation, of San Mateo, California. The agreement significantly reduced EHI's interest expense on accounts receivables financing by over fifty percent. In addition,  the  effect  of  the  agreement  is  anticipated  to  assist  EHI  in accomodating future sales growth. Although no assurance can be provided EHI future sales will increase, in the opinion of management, the savings to the Company in annual interest payments resulting from the accord will be significant and will have a favorable material impact on the future profitability of the Company.

     During fiscal 1997, the Company has been able to successfully continue operations, to reposition itself in the marketplace, to acquire new management and consulting expertise and to improve its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. During the quarter ended September 30, 1997, the Company entered into negotiations with third parties to help re-finance operations and to seek potential merger and capital partners for the business of Eleventh Hour, Inc. Although no assurance can be provided these efforts will result in new financing for the subsidiary or the expansion of its business, the Company believes the addition of investment banking contacts and related business relationships will have a material favorable impact on the Company's ability to improve profitability on a going-forward basis. In the fiscal year ended June 30, 1997, AMGC reported unaudited gross revenues of $10,207,667.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on September 30, 1997 was $2,344 and current assets were $818,032. As of September 30, 1997, the Company had a working capital deficiency of $1,348,817 and a stockholders' deficit of $2,490,945. In the opinion of management, provided new sources of working capital can be secured, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

PART II.
ITEM 1. Legal Proceedings

     During the quarter ended September 30, 1997, the Company resolved an outstanding tax dispute with the IRS for the years 1990, 1991, 1992, 1993, and 1994. The IRS determined that due to a prior change in the control and business of the Company, former net operating loss carry-forwards were disallowed of approximately $14,000,000. In addition, the Company was assessed $60,000 in corporate taxes with $20,000 in penalties and interest. As of the date of filing of this report, these tax liabilities remain outstanding. Management believes the liabilities will be significantly reduced by net operating losses to be reported on the Company's forthcoming corporate income tax returns for the fiscal years ending June 30, 1995 and June 30, 1996, which are currently being prepared for filing.

     During the quarter ended September 30, 1997, the Company reached a settlement agreement with the North Dakota Securities Commission alleging breach of the State's "Blue Sky" securities laws. The terms of the agreement confirm no violations of the laws occurred and the Company agreed to repay $80,000 to a former EHI investor residing in North Dakota. As of the date of filing of this report, a liability of $60,000 remains outstanding, which the Company is reducing in incremental monthly payments of $5,000.

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


ITEM 2. Changes in Securities

     (a) Security Ownership of Certain Beneficial Owners and Management: the following table sets forth the number of shares of the Registrant's $0.10 par value common stock beneficially owned by: (1) each person who, as of September 30, 1997, was known by the Company to own beneficially more than five percent (5%) of its common stock; (2) the individual Directors of the Registrant; and
(3) the Officers and Directors of the Registrant as a group. The beneficial ownership reflected in the following table is calculated in accordance with
Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Shares issuable on exercise of options exercisable within 60 days of September

30, 1997 are deemed to be outstanding for the purpose of computing the percentage of ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The outstanding shares as of September 30, 1997 was 9,806,523.

                                                 Number of               Percent
Name and Address                                Shares Held             of Class
----------------                                -----------             --------

Louis F. Coppage, Chairman and CEO                  5,950                 .061 %
283 Kimbrough
Memphis, TN 38103
(3/17/97 to Present)

Norman L. Fisher, Director, AMGC                  953,479 (a)(b)          9.78 %
President and CEO of Eleventh Hour, Inc.
5002 Mineral Circle
Littleton, CO  80122
(President and Treasurer of AMGC
from 6/30/96 to 6/30/97)

Cory J. Coppage, Secretary and Treasurer          150,000 (c)             1.53 %
7255 E. Quincy Ave, #550
Denver, CO  80237

Joe Lee, Director                                  25,000 (d)             .256 %
4250 S. Olive Street, #216
Denver, CO 80237

B. Mack DeVine, Director                           25,000 (d)             .256 %
P.O. Box 620
Tampa, FL 33601

Mick Dragoo, Shareholder                        1,110,050                11.38 %
8634 S. Willow
Tempe, AZ 85284

George & Philips Holdings, Ltd.,
Shareholder                                     1,275,000                13.07 %
P.O. Box 438
Roadtown, Tortola BWI

Officers and Directors as a Group
(five persons)                                  1,183,429                12.13 %


(a) Includes options to purchase 400,000 shares.
(b) Includes 535,229 shares held jointly by Mr. and Mrs. Norman L. Fisher, who are officers of EHI.
(c) Includes options to purchase 100,000 shares.
(d) Includes options to purchase 25,000 shares.


         All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of September 30, 1997. The economic interest and security ownership indicated above includes qualified and non-qualified stock options awarded by the Company to certain key executives on or before April 3, 1996. Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.


ITEM 3. Default on Senior Securities.

     As of As of September 30, 1997, the Company has material commitments for capital expenditures including promissory notes of $1,267,999 which come due in February, 2003 and carry 14% interest. The interest is payable quarterly at approximately $45,000 per quarter. At September 30, 1997, the Company is arrears on the interest payment due July 15, 1997. Management has established verbal working agreements with the holders of these Notes concerning payment of interest due for the period. In the event litigation should arise resulting from the default provisions of the Notes, the Company is unable to determine what consequences may occur. As of the date of filing of this report, the Company has no knowledge of any existing or pending legal action from these parties. However, in the event the Company is unable to bring the interest payments current in the near term, no assurances can be provided litigation will not ensue. In such an event, the Company is unable to determine what, if any, adverse consequences may occur.


ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information.

     As of September 30, 1997, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.


ITEM 6. Exhibits and Reports on Form 8-K

     (Incorporated by reference).