Form 10QSB
period 1997-12-31
AMERICAN CONSOLIDATED GROWTH CORP
filed 1998-02-17
CIK 812407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending December 31, 1997

                         Commission File Number 0-16447

                    American Consolidated Growth Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                        52-1508578
         --------                                        ----------
(State of incorporation )                   (I.R.S. Employer Identification No.)

                  621 17th Street, Suite 1730, Denver, CO 80202
              (Address of principal executive offices and zip code)

                                 (303) 297-8686
                                 --------------
              (Registrant's telephone number, including area code)


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



As of December 31, 1997 9,956,523 shares common shares, $0.10 par value per share, were outstanding.

                    American Consolidated Growth Corporation


                                      INDEX

Part I   FINANCIAL INFORMATION

    Item 1.  Consolidated Balance Sheets                                     3
                 December 31, 1997 and June 30, 1997

                 Consolidated Statements of Income                           4
                 Three and Six Months Ended December 31, 1997 and 1996

                 Consolidated Statements of Cash Flows                       5
                 Six Months Ended December 31, 1997 and 1996


    Item 2.  Management's Discussion and Analysis                            6


Part II  OTHER INFORMATION

    Item 1.  Legal Proceedings                                               7

    Item 2.  Changes in Securities                                           7

    Item 3.  Default on Senior Securities                                    8

    Item 4.  Submission of Matters to a Vote of Security Holders             9

    Item 5.  Other Information                                               9

    Item 6.  Exhibits and Reports on Form 8-K                                9



Part III  SIGNATURES                                                         10

Exhibit 27                                                                   11




PART I.

ITEM 1.              American Consolidated Growth Corporation
                            (and Wholly Owned Subsidiaries)

                              CONSOLIDATED BALANCE SHEET
                                      (unaudited)

                                        ASSETS

                                                            December 31,      June 30,
                                                               1997             1997
                                                           ------------    ------------
                                                            (unaudited)     (unaudited)
Current assets
         Cash and cash equivalents                         $     48,189    $      2,140
         Accounts receivable - trade,
         Less allowance for doubtful accounts of $25,000        981,520         902,614
         Prepaid expenses                                         3,169          21,670
                                                           ------------    ------------
                  Total current assets                          984,689         926,424

Furniture and equipment, net                               $     92,315    $    120,432
Other assets                                                     14,311          12,887

Total assets                                               $  1,139,505    $  1,059,743
                                                           ============    ============


                        LIABILITIES and SHAREHOLDERS' DEFICIT

Current liabilities
         Current maturities of long term debt              $    293,909    $    295,751
         Common stock subject to put option                      51,213          51,213
         Note payable                                           647,863         595,278
         Notes payable - related party                           80,700         230,700
         Checks written in excess of bank balance                85,006         156,207
         Accounts payable                                       376,180         500,127
         Accrued payroll & taxes                                136,895         234,592
         Accrued expenses - related party                        40,582          45,028
         Other current liabilities                              206,998         180,109
                                                           ------------    ------------
                  Total current liabilities                $  1,919,346    $  2,289,005

Long term debt                                             $  1,267,999    $  1,267,999
Stockholders' deficit
         Series A, preferred stock, $.10 par value;
            40,000,000 shares authorized
             No shares issued and outstanding
         Common Stock, $.10 par value;
             40,000,000 shares authorized
             9,956,523 shares issued and outstanding       $    995,652    $    975,419
         Additional paid-in capital                        $ 29,356,830    $ 29,366,946
         Accumulated deficit                                (32,400,322)    (32,839,625)
                                                           ------------    ------------
                                                             (2,047,840)     (2,497,260)
            Total liabilities and shareholders' equity     $  1,139,505    $  1,059,743
                                                           ============    ============




                             American Consolidated Growth Corporation
                                 (and Wholly Owned Subsidiaries)


                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                 Three Months Ended            Six Months Ended
                                                    December 31,                  December 31,
                                             ------------------------     -------------------------
                                                 1997          1996           1997          1996
                                             (unaudited)   (unaudited)    (unaudited)   (unaudited)

Revenues                                     $ 3,325,986   $ 2,393,028    $ 6,182,827   $ 4,928,594

Direct expenses                                2,730,029     1,825,591      4,951,882     3,719,854
                                             -----------   -----------    -----------   -----------

Gross margin                                     595,957       567,437      1,230,945     1,208,740

Other expenses
   General and administrative expenses           380,388       714,310        902,197     1,279,696
   Depreciation and amortization                  17,722        18,115         37,256        33,731
   Interest                                       51,714       105,205        141,661       226,801
                                             -----------   -----------    -----------   -----------
                                                 449,824       837,630      1,081,114     1,540,228

  Income from Sale of Assets                     289,472          --          289,472          --
                                             -----------   -----------    -----------   -----------

  Income (loss) from continuing operations   $   435,605   $  (270,193)   $   439,303   $  (331,488)

Income (loss) per common share
   Continuing Operations                     $       .04   $      (.03)   $       .04   $      (.04)

Weighted average shares
   of common stock outstanding                 9,956,523     7,705,489      9,956,523     7,914,466













                           AMERICAN CONSOLIDATED GROWTH CORPORATION
                                (and Wholly Owned Subsidiaries)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                            Six Months Ended
                                                                              December 31,

                                                                           1997         1996
                                                                           ----         ----
Cash flows from operating activities
  Net Profit                                                            $ 439,303    $(331,488)
  Adjustments to reconcile net loss to net cash used in operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                     37,256       33,731
         Provision for losses on accounts receivable
         Loss on disposal of equipment
         Settlement payments on unrecorded debt
         Gain on sale of assets
         Interest on put option conversion
         Common stock issued for services
         Impairment of investment in affiliates and other
         investments
         Changes in operating assets and liabilities
                  Accounts receivable                                     (78,906)     272,344
                  Prepaid expenses                                         18,501       18,820
                  Other assets                                             (1,424)      (3,620)
                  Accounts payable and accrued liabilities               (168,259)      68,811
                  Accrued wages                                           (97,697)    (231,631)
                                                                        ---------    ---------
                  Net cash used in operating activities                 $ 148,774    $(173,033)

Cash flows from investing activities
  Acquisition of equipment                                                    978        5,353
  Proceeds from sale of investment
  Net change in due from related parties
                                                                        ---------    ---------
                  Net cash provided by investing activities             $     978    $   5,353

Cash flows from financing activities
  Change in notes payable
         Long term notes payable                                           (1,842)    (120,554)
         Note payable - Concord Growth Corp.                               52,585
         Notes payable - related party                                   (150,000)
  Proceeds from related party - note payable
                                                                                       (24,000)
  Proceeds from long term debt                                             53,009
  Payments on due to related parties                                       (4,446)      25,213
Proceeds from issuance of common stock for debt                              --         77,952
                                                                        ---------    ---------
                  Net cash provided by (used in) financing
                     activities                                          (103,703)   $ (11,620)

Net increase (decrease) in cash                                            46,049     (156,060)

Cash at June 30,                                                            2,140      156,067
                                                                        ---------    ---------

Cash at December 31, 1997                                               $  48,189            7








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

ITEM 2: Management's Discussion and Analysis

     In the fiscal quarter ending December 31, 1997, the Company was primarily engaged in financial development of its wholly owned subsidiary, Eleventh Hour, Inc. ("EHI"), a staffing services business. For the six month period just ending, the Company produced revenues of $6,182,827, with a net profit of $439,303, or $0.04 per share. The earnings were produced primarily as a result of the sale of Eleventh Hour's Overland Park, Kansas operations to Western Staff Services, Inc., of Walnut Grove, California. The sale was completed during the quarter ending December 31, 1997 for $289,472. The subsidiary also generated increasing temporary sales during the quarter ending December 31, 1997, with profits of $179,105 as compared to $2,984 in the same period in the prior fiscal year, representing a 6000% increase. The increased performance was attributed to higher demand for temporary workers provided by EHI, together with the reduction of overhead expenses, specifically, lowered financing costs and the reduction of EHI corporate expenses.

     As of December 31, 1997, in the opinion of management, the Company has progressed significantly as compared to the same period in the prior fiscal year. Short term debts were reduced by $148,714. Following completion of a federal tax audit for the fiscal years 1990 to 1994, the Company accrued certain federal and state corporate tax liabilities of approximately $92,000. At December 31, 1997, following negotiations with the Internal Revenue Service, the Company determined the actual federal tax liability was substantially less than the $81,261 previously accrued and the item was written down to $7,380. The federal tax was paid subsequent to the quarter ended December 31, 1997. State of Delaware franchise taxes were also recalculated utilizing the Company's net asset value, resulting in the write down of accrued taxes of $42,000 down to $3,900. During fiscal 1997, Eleventh Hour entered into an account receivables financing agreement with Concord Growth Corporation, of San Mateo, California. The agreement significantly reduced EHI's interest expense on financing of account receivables by over fifty percent. During the quarter ending December 31, 1997, the Company negotiated a further reduction in the interest rate and renewed the contract through October 30, 1998. The effect of the improved financing is anticipated to assist EHI in accommodating future sales growth. Although no assurance can be provided EHI future sales will increase, in the opinion of management, the savings to the Company in annual interest payments resulting from the accord will be significant and will have a favorable material impact on the future profitability of the Company.

     During fiscal 1997, the Company has been able to successfully continue operations, to reposition itself in the marketplace, to acquire new management and consulting expertise and to improve its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. During the quarter ended December 31, 1997, the Company entered into negotiations with third parties to help re-finance operations and to seek potential merger and capital partners for the business of Eleventh Hour, Inc. Although no assurance can be provided these efforts will result in new financing for the subsidiary or the expansion of its business, the Company believes the addition of investment banking contacts and related business relationships will have a material favorable impact on the Company's ability to improve profitability on a going-forward basis. In the fiscal year ended June 30, 1997, AMGC reported unaudited gross revenues of $10,207,667.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on December 31, 1997 was $48,189 and current assets were $984,689. As of December 31, 1997, the Company had a working capital deficiency of $(934,657) and a stockholders' deficit of $(2,047,840). In the opinion of management, provided new sources of working capital can be secured, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

PART II.

ITEM 1. Legal Proceedings

     During the quarter ended December 31, 1997, the Company was not a party to, nor aware of any material litigation involving the Company or its operations.

     During fiscal 1997, the Company was a party to Display Group LLC vs. AMGC, a civil action in Colorado concerning the ownership of 1,400,000 common shares of Advanced Display Technologies, Inc., a former affiliate of the Company. Due to the non-performance of this investment, the shares were written to a value of zero in the Company's certified audit of fiscal 1995. As of the date of the filing of this report, pending the outcome of a jury trial on the matter, the Company is unable to predict the outcome of the case. In the event the Company is unsuccessful in its efforts to retain the subject shares, in the opinion of counsel, no adverse consequences are anticipated to occur, other than the loss of the title to the stock. During fiscal 1997, the Company assigned its legal rights and expenses in this case to a third party, who is pursuing related claims against ADTI as result of former agreements concerning the licensing of ADTI technologies in prior years. Pending the outcome of such activities, the Company is unable to predict whether or not the shares can be recovered or what, if any, material consequences may occur.


ITEM 2. Changes in Securities

     (a) Security Ownership of Certain Beneficial Owners and Management: the following table sets forth the number of shares of the Registrant's $0.10 par value common stock beneficially owned by: (1) each person who, as of December 31, 1997, was known by the Company to own beneficially more than five percent (5%) of its common stock; (2) the individual Directors of the Registrant; and
(3) the Officers and Directors of the Registrant as a group. The beneficial ownership reflected in the following table is calculated in accordance with
Section  13(d) of the  Securities  Exchange  Act of 1934 (the  "Exchange  Act").

Shares issuable on exercise of options exercisable within 60 days of December 31, 1997 are deemed to be outstanding for the purpose of computing the percentage of ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The outstanding shares as of December 31, 1997 was 9,956,523.


Name and Address                 Number of Shares Held        Percent of Class
----------------                 ---------------------        ----------------

Louis F. Coppage, Chairman and CEO      5,950                       .059 %
283 Kimbrough
Memphis, TN 38103

Norman L. Fisher                      953,479 (a)(b)               9.58 %
President and CEO of
 Eleventh Hour, Inc.
5002 Mineral Circle
Littleton, CO  80122

Cory J. Coppage, Secretary and
Treasurer                             150,000 (c)                  1.51 %
7255 E. Quincy Ave, #550
Denver, CO  80237

Joe Lee, Director                      49,000 (d)                   .49 %
4250 S. Olive Street, #216
Denver, CO 80237

B. Mack DeVine, Director               25,000 (d)                   .251 %
P.O. Box 620
Tampa, FL 33601

Mick Dragoo, Shareholder            1,110,050                     11.15 %
8634 S. Willow
Tempe, AZ  85284

George & Philips Holdings, Ltd.,
Shareholder                         1,275,000                     12.81 %
P.O. Box 438
Roadtown, Tortola BWI

Officers and Directors as a Group
(five persons)                      1,183,429                     11.89 %


(a)  Includes options to purchase 400,000 shares.
(b) Includes 535,229 shares held jointly by Mr. and Mrs. Norman L. Fisher, who are officers of EHI.
(c)  Includes options to purchase 100,000 shares.
(d) Includes options to purchase 25,000 shares and shares held by Lee Properties LLLP.

     All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of December 31, 1997. The economic interest and security ownership indicated above includes qualified and non-qualified stock options awarded by the Company to certain key executives in fiscal 1996. Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.

ITEM 3. Default on Senior Securities.

     As of December 31, 1997, the Company has material commitments for capital expenditures including promissory notes of $1,267,999 which come due in February, 2003 and carry 14% interest. The interest is payable quarterly at approximately $45,000 per quarter. At December 31, 1997, the Company is in arrears on interest payments totaling approximately $90,000. Subsequent to the period just ending, the Company completed payment of $45,000 in interest due on the promissory notes through October 15, 1997. As of the date of filing of this report, the Company has no knowledge of any existing or pending legal action from these parties. However, in the event the Company is unable to bring the interest payments current in the near term, no assurances can be provided litigation will not ensue. In such an event, the Company is unable to determine what, if any, adverse consequences may occur.


ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information.

     As of December 31, 1997, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.


ITEM 6. Exhibits and Reports on Form 8-K

     (Incorporated by reference).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of February, 1998.



Dated: February 15, 1998
                                              By: /s/ Louis F. Coppage
                                                 -------------------------------
                                                 Louis F. Coppage
                                                 Chief Executive Officer
                                                 And President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: February 15, 1998
                                              By: /s/ Cory J. Coppage
                                                 -------------------------------
                                                 Cory J. Coppage
                                                 Secretary and Treasurer